Form 10QSB
period 1996-03-31
IRATA INC
filed 1996-05-14
CIK 889364

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                             ---------------------

                                  FORM 10-QSB

 X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
- - ---  ACT OF 1934

     FOR THE QUARTERLY PERIOD ENDED: MARCH 31, 1996

                                      OR

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
     EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM         TO


                        COMMISSION FILE NUMBER 1-13068

                                  IRATA, INC.
            (Exact name of registrant as specified in its charter)

             TEXAS                                        76-0366015
(State or other jurisdiction of                         (IRS Employer
incorporation or organization)                       Identification No.)


8554 KATY FREEWAY, SUITE 100, HOUSTON, TEXAS                77024
  (Address of principle executive offices)                (Zip Code)

      REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (713) 467-4300

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               Yes  X     No
                                   ---       ---

        At May 14, 1996 there were 2,544,318 shares of Class A Common Stock, par value $0.10 per share, outstanding and 1,500,000 shares of Class B Common Stock, par value $0.01 per share, outstanding.

                                  IRATA,INC.

                             INDEX TO FORM 10-QSB

                     FOR THE QUARTER ENDED MARCH 31, 1996

Part I Financial Information (unaudited)

        Item 1. Financial Statements

                Statement of Operations..............................     2

                Balance Sheet........................................     3

                Statement of Cash Flows..............................     5

                Notes to Financial Statements........................     6

        Item 2. Management's Discussion and Analysis of Financial
                 Condition and Results of Operations.................     8

Part II Other Information

        None

Signatures...........................................................    11

                         PART I. FINANCIAL INFORMATION

                                  IRATA, INC.

                           STATEMENTS OF OPERATIONS

                                  (UNAUDITED)

                                                                              Three Months ended           Nine Months ended
                                                                                    March 31,                   March 31,
                                                                          ------------------------     --------------------------
                                                                                1995      1996             1995          1996
                                                                          -----------  -----------     ----------     -----------
Revenues.............................................................     $1,544,447    $1,645,373     $3,859,890     $5,606,854
Cost of services:
  Site rent..........................................................        468,160       649,220      1,128,735      2,107,364
  Route labor........................................................        168,441       184,745        435,317        599,899
  Equipment depreciation.............................................        199,977       265,307        431,172        765,243
  Consumables........................................................        170,674       169,664        426,493        511,126
  Loss on disposal of property & equipment...........................              -       415,698              -        557,364
  Other costs of service.............................................         47,897       164,025        124,845        407,264
                                                                          ----------   -----------    -----------    -----------
Total cost of services...............................................      1,055,149     1,848,659      2,546,562      4,948,357

Gross profit (loss)..................................................        489,298      (203,286)     1,313,328        658,497

Selling, general and administrative expenses:
  Salaries and wages.................................................        245,580       300,209        629,660        874,735
  Professional fees .................................................         83,698       100,663        225,276        261,381
  Other selling, general and administrative expenses.................        120,158       249,282        342,063        546,236
  Depreciation and amortization......................................          6,735        10,985         22,492         28,428
                                                                          ----------   -----------    -----------    -----------
Total selling, general and administrative expenses...................        456,171       661,139      1,219,491      1,710,780
Operating income (loss)..............................................         33,127      (864,425)        93,837     (1,052,283)
Other income (expense):
  Interest expense...................................................           (947)     (111,913)        (6,573)      (300,222)
  Financing costs....................................................              -       (67,842)             -       (204,183)
  Interest income....................................................             85            33         28,588            265
  Other, net.........................................................          1,638           275         (2,295)         3,478
                                                                          ----------   -----------    -----------    -----------
Total other income (expense).........................................            776      (179,447)        19,720       (500,662)
                                                                          ----------   -----------    -----------    -----------
Net income (loss)....................................................     $   33,903   $(1,043,872)   $   113,557    $(1,552,945)
                                                                          ==========   ===========    ===========    ===========
Net income (loss) per share..........................................     $     0.01   $     (0.41)   $      0.04    $     (0.61)
                                                                          ==========   ===========    ===========    ===========
Weighted average number of common or equivalent shares outstanding..       2,536,405     2,544,318      2,534,130      2,544,318
                                                                          ==========   ===========    ===========    ===========


                            See accompanying notes.

                         PART I. FINANCIAL INFORMATION

                                  IRATA, INC.

                                 BALANCE SHEET

                                  (UNAUDITED)

                                    ASSETS


                                                                   MARCH 31,
                                                                     1996
                                                                  ----------
Current assets:
  Cash..........................................................  $  139,966
  Accounts receivable-trade, net of $70,000 allowance...........     383,657
  Accounts receivable-other.....................................     146,329
  Accounts receivable-officer...................................       3,935
  Consumable inventory..........................................     218,098
  Prepaids and other current assets.............................      37,376
                                                                  ----------
    Total current assets........................................     929,361

Property and equipment, at cost:
  Booths........................................................   6,099,880
  Components and hardware.......................................     720,077
  Furniture, fixtures and equipment.............................     200,984
  Accumulated depreciation......................................  (1,334,011)
                                                                  ----------
Total property and equipment, net...............................   5,686,930

Other assets:
  Proprietary process, net......................................      25,875
  Organization costs, net.......................................       1,500
  Deferred loan costs, net......................................     519,973
  Other.........................................................      38,380
                                                                  ----------
  Total other assets............................................     585,728
                                                                  ----------
Total assets....................................................  $7,202,019
                                                                  ==========

                                       3

                         PART I. FINANCIAL INFORMATION

                                  IRATA, INC.

                           BALANCE SHEET (CONTINUED)

                                  (UNAUDITED)

                     LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                   MARCH 31,
                                                                     1996
                                                                 -----------
Current liabilities:
  Trade accounts payable........................................ $ 1,006,011
  Long-term debt in default.....................................   2,115,000
  Short-term notes..............................................     223,224
  Accrued liabilities:
    Accrued interest............................................     120,286
    Other accrued liabilities ..................................     745,979
                                                                 -----------
      Total current liabilities.................................   4,210,500

Commitments

Stockholders' equity:
  Preferred stock, $1 par value:
    100,000 shares authorized, zero issued......................           -
  Class A common stock, $.10 par value:
    20,000,000 shares authorized, 2,544,318 issued and
     outstanding................................................     254,432
  Class B common stock, $.01 par value:
    1,500,000 shares authorized, issued and outstanding.........      15,000
  Additional paid-in capital....................................   6,496,037
  Accumulated deficit...........................................  (3,773,950)
                                                                 -----------
    Total stockholders' equity..................................   2,991,519
                                                                 -----------
    Total liabilities and stockholders' equity.................. $ 7,202,019
                                                                 ===========


                            See accompanying notes

                         PART I. FINANCIAL INFORMATION

                                  IRATA, INC.

                           STATEMENT OF CASH FLOWS

                                  (UNAUDITED)


                                                           NINE MONTHS ENDED
                                                               MARCH 31,
                                                        ------------------------
                                                           1995         1996
                                                        -----------  -----------
Operating activities
  Net income (loss).................................    $   113,557  $(1,552,945)
  Adjustments to reconcile net loss to net cash
   provided by (used in) operating activities:
  Other.............................................          8,531        6,829
  Depreciation and amortization.....................        460,537      793,671
  Financing costs...................................              -      204,183
  Loss on disposal of property and equipment........          6,353      557,364
  Changes in operating assets and liabilities:
  Accounts receivable--trade, net...................       (370,377)         184
  Accounts receivable--officer......................         (1,207)      16,985
  Other current assets..............................       (381,583)     (33,958)
  Other assets......................................              -      (85,022)
  Accounts payable..................................        476,859      177,726
  Accrued liabilities...............................       (195,579)     647,613
                                                        -----------  -----------
Net cash provided by operating activities...........        117,091      732,630

Investing activities
  Purchases of property and equipment...............     (3,587,654)  (1,159,769)
  Maturity of short-term investments................      1,016,765            -
                                                        -----------  -----------
Net cash used in investing activities...............     (2,570,889)  (1,159,769)

Financing activities
  Proceeds from exercise of overallotment, net......        692,694            -
  Proceeds from the Loan Agreement, net.............              -      315,000
  Proceeds from bank note...........................        500,000            -
  Proceeds from stockholder's notes.................              -      160,000
  Principle payments on vendor note.................              -      (93,947)
                                                        -----------  -----------
Net cash provided by financing activities...........      1,192,694      381,053
                                                        -----------  -----------
Net decrease in cash and cash equivalents...........     (1,261,104)     (46,086)
Cash and cash equivalents at beginning of year......      1,398,226      186,052
                                                        -----------  -----------
Cash and cash equivalents at end of year............    $   137,122  $   139,966
                                                        ===========  ===========

                            See accompanying notes.

                                  IRATA, INC.

                         NOTES TO FINANCIAL STATEMENTS

                                  (UNAUDITED)

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   Organization

        IRATA, Inc. (the "Company") was incorporated March 20, 1992 under the laws of the State of Texas, for the purpose of acquiring and operating VIDEO FOTO booths ("Booths") throughout the United States at shopping malls, theme parks, discount stores and other areas of high customer traffic. The Booths produce a black & white computer generated, laser printed image with various background options.

        The accompanying unaudited interim financial statements of the Company have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information in footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to these rules and regulations. The accompanying unaudited interim financial statements reflect all adjustments which the Company considers necessary for a fair presentation of the results of operations for the interim periods covered and the financial condition of the Company at the date of the interim balance sheet. All such adjustments (except as otherwise disclosed herein) are of a normal recurring nature. Results for the interim periods are not necessarily indicative of results for the year.

Certain financial information for the quarter ended March 31, 1995 has been reclassified to provide comparability to the presentation format used for the quarter ended March 31, 1996.

  Revenue Recognition

        The Company recognizes revenue as products and services are provided. Location owners where booths are sited are paid a fixed rental, percentage of net revenues or a combination thereof, which is recorded as site rent. The independent service contractor is also paid a percentage based upon the net revenues generated by the Booths serviced, which is recorded as route labor.

  Property and Equipment

        Property and equipment is recorded at cost. Expenditures for major additions and improvements are capitalized while minor replacements, maintenance and repairs which do not improve or extend the life of such assets are expensed as incurred. Depreciation is provided using the straight line method over the estimated useful lives of the various classes of assets, as follows:

                                                 Estimated
                                                Useful Life
                                                -----------
        Booths..............................    5 to 7 Year
        Furniture, fixtures and equipment...    3 to 7 Year

        Components and hardware consist of parts used to construct and repair Booths. No depreciation is provided on new parts until they are installed into a Booth and that Booth is placed into service.

                                  IRATA, INC.

                                  (UNAUDITED)

2. DEBT

        The Company disclosed in the June 30, 1995 10-KSB, that it had entered into a $3,500,000 credit facility with its "Primary Lender". As of March 31, 1996 the Company had borrowed $2,115,000 under the credit facility. The Loan Agreement contains various loan covenants and the Company is in default with certain covenants, other than payment of debt service obligations which are current. The Company is continuing to negotiate with the Primary Lender to cure these defaults.

        On December 21, 1995 the Company entered into short-term, unsecured and subordinated loans with three stockholders, two of which are principal stockholders. The combined loans totalled $274,000. Each loan is a revolving loan with a maturity date of June 5, 1996, and an interest rate equal to the prime rate published in the Wall Street Journal's "Money Rates" table plus 1%. As of March 31, 1996 the total amounts advanced against the loans was $160,000.

        As additional consideration for these loans, the respective lenders were granted options to acquire 50 shares of Class A common stock for each $1,000 drawn down under the debt arrangement at an exercise price of $5.00 per share. Since the loans were not repaid in full by February 15, 1996, in accordance with the loan agreement, the exercise price for the options was reduced from $5.00 to $4.00 per share and the number of options increased to 100 shares for each $1,000 drawn under the respective loan.

        As of March 31, 1996, 70% of the Company's trade payables were older than 90 days, and the Company is delinquent on its obligation under a short-term note to a vendor in the amount of $63,224.

3. CORRECTION OF AN ERROR

During the third quarter of fiscal year 1996, the Company discovered errors in its method of handling and accounting for sales tax. Accordingly, the financial statements for the quarters ended September 30, 1995 and December 31, 1995 will be restated to correct these errors based upon management's calculation. The effect for the quarter ended September 30, 1995 is to increase the net loss from $127,649 to $202,615, an increased loss per share of $0.03. For the quarter ended December 31,1995, the effect is to increase the net loss from $186,011 to $306,458, an increased loss per share of $0.05.

4. PROPERTY AND EQUIPMENT ADJUSTMENT

The Company elected to dispose of certain used Booth inventory and used components and hardware inventory, which was primarily acquired in 1992. The loss on disposal of Booth's, components and hardware for the quarter ended March 31, 1996 was $415,698. These write-offs were deemed appropriate by management to reflect the proper, carrying value of the Company's property and equipment.

5. SUBSEQUENT EVENTS

The Company was served on May 7, 1996 with a lawsuit filed by a trade creditor seeking to collect approximately $43,000 which is past due.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

        The following discussion and analysis should be read in conjunction with the Financial Statements and Notes thereto, and is qualified in its entirety by the foregoing and by other more detailed financial information appearing elsewhere.

        Irata, Inc., a Texas Corporation (the "Company"), was incorporated on March 20, 1992. The Company has developed and operates a computerized version of the traditional self service photo booth known as Video Foto. Video Foto booths ("Booths") combine traditional photo options with a variety of souvenir, novelty, and amusement options, utilizing computer imaging technology, a black & white laser printing device, and other hardware and software. Booths provide customers a variety of photo product options, including various traditional prints ranging in size up to 8X10, and novelty items such as a "Wanted Poster", newspaper front page, photo calendar, etc.

        The Company's strategy is to grow by placing on location a steadily increasing number of additional Video Foto Booths. The Company also is attempting to maximize average revenue per Booth by placing the Booths in locations that meet the Company's criteria, while simultaneously relocating Booths to more profitable locations when Booths are determined to be performing below standard.

        The Company's level of monthly sales revenues are affected by seasonal increases and decreases in customer traffic. The Company's experience shows that June, July, August, and December generate the highest levels of traffic through its Booths, with peak revenues experienced during school breaks and holiday shopping periods. Additionally, revenues of the Company are generally affected by adverse weather conditions, economic downturn or any event having a material affect on traffic patterns of retail customers or tourists.

        During the three months ended March 31, 1996 the Company's number of Booths on location decreased by 16. The lack of Booth growth is directly attributable to the working capital deficit discussed in the Liquidity and Capital Resource section. The decrease in Booths on location is primarily attributable to the temporary removal of Booths located in seasonal locations. At the present time the Company has an inventory of Booths on hand but needs additional funds to equip Booths for placement on location.

RESULTS OF OPERATIONS

  Three Months Ended March 31, 1995 Compared to Three Months Ended March 31,
1996

        Revenues. Revenues increased 7% from $1,544,447 for the three month period ended March 31, 1995 to $1,645,373 for the three month period ended March 31, 1996. The growth in revenues was primarily attributable to the increased number of Booths on location. The number of Booths shipped and operating was 702 at March 31, 1995 and 745 at March 31, 1996, an increase of 6%.

        Cost of Services. Cost of services, as a percent of revenue, increased from 68% to 112% for the three months ended March 31,1995 and 1996, respectively. The increase is primarily due to the loss on disposal of equipment, rent increases attributable to a greater number of fixed rent locations and larger depreciation expense. Cost of services consists primarily of site rents paid to location owners, depreciation on equipment, commissions to independent service contractors, consumables, loss on disposal of equipment and other costs associated with placing and operating Booths on location. Site rent to location owners and commissions to independent service contractors generally are based on a percentage of revenues. Consumable costs are primarily related to the number of customer transactions conducted by the Company.

        Selling, General, and Administrative Expenses. Selling, general, and administrative expenses, as a percent of revenues, were 29% and 40% for the quarters ending March 31, 1995 and 1996, respectively. This increase was primarily attributable to the creation of a $70,000 bad debt reserve, an increase in salaries attributable to an increase in the number of employees as well as a vacation accrual of $27,000 recorded in the three month period ended March 31, 1996, and increases in office expense and professional expense categories. The selling, general and administrative expenses increased 45% from $456,171 for the three months ended March 31, 1995 to $661,139 for the three months ended March 31, 1996, this increase is attributable to the same events described above.

        Other Expense. Other income decreased from $776 for the three months ended March 31, 1995 to an expense of $179,447 for the three months ended March 31, 1996. This decrease was attributable primarily to the interest expense of $64,155 associated with the $2,115,000 financing put in place in June, 1995, and the amortization of deferred loan costs of $67,842 associated with the financing and accrued interest related to the error in handling and accounting for sales tax. The deferred loan costs are amortized over a thirty-six month period.

        Net Loss. For the three months ended March 31, 1996 the Company realized a net loss of $1,043,872 versus a net profit of $33,903 for the three months ended March 31, 1995. This difference is attributable primarily to an increased operating loss, increased interest of $111,913, finance costs of $67,842 related to the financing obtained in June, 1995, loss on disposal of equipment of $415,698, and the bad debt reserve of $70,000.

  Nine Months Ended March 31, 1995 Compared to Nine Months Ended March 31, 1996

        Revenues. Revenues increased 45% from $3,859,890 for the nine month period ended March 31, 1995 to $5,606,854 for the nine month period ended March 31, 1996. The growth in revenues was primarily attributable to the increased number of Booths on location during the full reporting period ended March 31, 1996. A substantial portion of the Booths in operation for the nine months ended March 31, 1995 were placed in service toward the end of that reporting period.

        Cost of Services. Cost of services, as a percent of revenue, increased from 66% to 88% for the nine months ended March 31, 1995 and 1996, respectively. The increase is primarily due to rent increases attributable to a greater number of fixed rent locations, larger depreciation expense and the $557,643 loss on disposal of property and equipment. Cost of services consists primarily of site rents paid to location owners, equipment depreciation, commissions to independent service contractors, consumables, loss on disposal of equipment and other fees associated with placing and operating Booths on location. Site rent paid to location owners and commissions to independent service contractors generally are based on a percentage of revenue. Consumable costs are primarily related to the number of customer transactions conducted by the Company.

        Selling, General, and Administrative Expenses. Selling, general, and administrative expenses, as a percent of revenue, decreased from 32% to 31% for the nine months ended March 31, 1995 and 1996, respectively. However, the selling, general and administrative expenses increased 40% from $1,219,491 for the nine months ended March 31, 1995 to $1,710,780 for the nine months ended March 31, 1996. This increase is attributable primarily to increases in salaries and wages related to the increased number of employees, the cost of insurance and the bad debt reserve, although increases also occurred in professional fees and office expenses.

        Other Income/expense. Other income decreased from $19,720 for the nine months ended March 31, 1995 to an expense of $500,662 for the nine months ended March 31, 1996. This decrease was attributable primarily to the interest expense of $191,880 associated with the $2,115,000 financing put in place in June, 1995, the amortization of deferred loan costs of $204,183 associated with the financing and accrued interest related to the error in handling and accounting for sales tax. The deferred loan costs are amortized over a thirty-six month period.

        Net Loss. For the nine months ended March 31, 1996 the Company realized a net loss of $1,552,945 versus a net income of $113,557 for the nine months ended March 31, 1995. This difference is attributable primarily to an increased operating loss, increased interest of $300,222, finance costs of $204,183 related to the financing obtained in June, 1995, loss on disposal of equipment of $557,364, and the bad debt reserve of $70,000.

VARIABILITY OF OPERATING RESULTS

        The Company's revenues since inception have continued to increase based upon the continued growth in the number of Booths in operation. Since July, 1995 the number of Booths in operation has remained relatively constant for the reasons set out in the Liquidity and Capital Resources section below. This lack of Booth growth and the strong seasonality impact during the third quarter of fiscal year 1996 have resulted in larger operating losses for this period. Management continues to make a concerted effort to resite Booths that are underperformers and is continuing its effort to increase the number of Booths in operation.

LIQUIDITY AND CAPITAL RESOURCES

        For the nine months ended March 31, 1996 net cash provided by operating activities was $732,630 as compared to $117,091 cash provided by operating activities for the nine months ended March 31, 1995. Net cash provided for the quarter ended March 31, 1996 is primarily due to an increase in accounts payable and accrued liabilities.

        The Company had a working capital deficit of $3,281,139 as of March 31, 1996. This principally reflects the consequences of the default that resulted in $2,115,000 of long-term debt being reclassified as short term debt. A portion of the working capital deficit is attributable to the increase in trade payables and the failure to receive additional funding from the Primary Lender that would have allowed trade payables to be converted into long-term debt. A substantial portion of trade payables continues to be outstanding beyond 90 days.

        Since June 30, 1995 the Company has been in default on its loan with its Primary Lender by failing to comply with certain loan convenants. Since then the Company has continued to negotiate with the Primary Lender to amend the existing Loan Agreement to cure the default. As reported in the Form 10-QSB for the quarter ended December 31, 1995, the Company has received an expression of interest from its investment banker to provide additional equity by a private placement by the Company contingent upon customary due diligence and reaching accommodation with the Primary Lender. Such expression of interest remains valid. At the present time the Company is current in debt service obligations to the Primary Lender and has received no demand for full payment of the loan, and the Company believes that it is not the current intention of the Primary Lender to make such a demand. While there is no assurance that the Company will be successful in completing the revision to the loan covenants and obtain a waiver of the events of default, management and the Primary Lender continue in good faith to attempt to achieve such a resolution.

                                  SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        IRATA, INC.


                                        BY:  /s/ ROBERT A. SEARLES, JR.
                                           --------------------------------
                                                Robert A. Searles, Jr.
                                                      President

Dated: May 14, 1996