Form 10KSB40
period 1996-06-30
IRATA INC
filed 1996-10-15
CIK 889364

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549

                               ----------------

                                  FORM 10-KSB

(MARK ONE)

[X] ANNUALREPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT
    OF 1934 [FEE REQUIRED] FOR THE FISCAL YEAR ENDED JUNE 30, 1996 OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934 [NO FEE REQUIRED] FOR THE TRANSITION PERIOD FROM         TO

                        COMMISSION FILE NUMBER 1-13068

                                  IRATA, INC.
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                TEXAS                                  76-0366015

   (STATE OR OTHER JURISDICTION OF          (IRS EMPLOYER IDENTIFICATION NO.)
   INCORPORATION OR ORGANIZATION)

    8554 KATY FREEWAY, SUITE 100
           HOUSTON, TEXAS                                77024
   (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)            (ZIP CODE)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (713) 467-4300

SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT: CLASS A COMMON STOCK, PAR VALUE $.10; REDEEMABLE WARRANT TO PURCHASE A SHARE OF CLASS A COMMON STOCK AT AN EXERCISE PRICE OF $7.00 PER SHARE.

       SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT: NONE

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

  Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [X]

  State Issuer's revenues for the most recent fiscal year: $7,451,098

  State the aggregate market value of the voting stock held by nonaffiliates of the registrant. As of June 30, 1996 nonaffiliates of the registrant held an aggregate of 1,728,184 shares of Class A Common Stock, having a market value of $5,400,575 at the $3.125 bid price at June 30, 1996.

  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class A Common Stock, $.10 Par Value                2,550,071 Shares
Class B Common Stock, $.01 Par Value                1,500,000 Shares
               (CLASS)                      (OUTSTANDING AS OF SEPTEMBER 30,
                                                          1996)

                      DOCUMENTS INCORPORATED BY REFERENCE

None

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                    PART I

ITEM 1. BUSINESS

GENERAL

  Irata, Inc. a Texas Corporation (the "Company") was incorporated on March 22, 1992. The Company has developed and operates a computerized version of the traditional self service photo booth known as Video Foto. Video Foto booths combine traditional photo options with a variety of souvenir, novelty, and amusement options, utilizing computer imaging technology, a laser printing device, and other hardware and software. Booths provide customers a variety of photo product options, including various traditional prints ranging in size up to 8"x10", and novelty items such as Wanted Posters, newspaper front page, photo greeting cards, and photo calendars. At June 30, 1996 the Company had 738 Video Foto booths operating.

  Video Foto is a free standing, self service, vending machine which accepts paper currency and coins. The current consumer price is $1.00 per transaction. An external black & white TV monitor advertises the booth's products and services utilizing a computerized advertising loop which plays continually while the booth is not in use. Customers wishing to purchase products begin the transaction by entering the booth and depositing the appropriate amount in bills or coins. Following a simple series of computer prompts on the booth's internal TV monitor, the customer's image is captured four different times at five second intervals. Customers are then directed to step outside the booth to conclude their transaction on the external TV monitor, thereby freeing the booth to accept another customer. Outside the booth, the customer is shown a preview of the four captured images and are directed to select their favorite pose by activating the corresponding button. Following pose selection, customers see a preview of four different product options, and are directed to make their selection. Following product selection, the finished black & white laser printed photo is delivered through a corresponding slot on the exterior of the booth within 30-60 seconds.

  The Company believes that by replacing the chemical photographic development process or instant film process used by others with its own technology, the Company is not subject to the handicaps of chemical waste or high consumable costs incurred by others. Product stability is increased using the Company's process. The Company believes that its ability to offer multiple product selections gives it an advantage over most of its competitors, who typically offer only one customer option per transaction. The combination of environmental, economic, and technological benefits are believed by the Company to appeal to site owners.

  The Company's strategy is to grow the Company by placing on location a steadily increasing number of additional Video Foto booths. The Company also is attempting to maximize average revenue per booth by placing them in locations that meet the Company's criteria. This involves locating booths primarily in the larger Metropolitan Statistical Areas ("MSA's") and further developing its route structure. The primary focus will be to place the new booths in these areas, but in addition any booths determined to be operating in sites that are below standard will be moved and placed in more profitable locations.

PRODUCTS

  Booths occupy 18 square feet of merchandising space and require a standard 110 volt outlet provided by the landlord. Much of the computer and imaging equipment used to construct booths involves off-the-shelf components from major equipment manufacturers. Booths have the capability of providing a wide range of black & white traditional portrait products in a variety of sizes (postage stamp through 8"x10") as well as different seasonal, amusement, or custom souvenirs, combining the customer's photo with entertaining boarders and print formats. Products are produced in black & white using plain paper and toner through the use of laser printers. The Company offers competitively priced, consumer attractive products at prices significantly less than similar services. The Company believes its ability to offer multiple product choices (four per transaction) and rotate selections seasonally (through software) give it a retailing advantage over most of its competitors.

  Traditional photography. The Company believes that traditional style photo products constitute its core business in most locations. It anticipates that its composite products will generate higher than average customer traffic, and will assist in acquiring customers for its core business. These services will be directed toward children, adults, groups, and families.

  Composite photographic products. The Company believes that the concept of inserting an image of an individual or group of individuals into a scene or product through a self service kiosk will appeal to children, teenagers, single adults, groups, and families. The Company believes that the majority of users are females between the ages of 6 and 25 years of age. The Company expects to serve its customers by permitting them to be photographed on seasonal photo greeting cards, local themes and fun products, as well as traditional photo settings, all offered within 30-60 seconds for $1.00 per product.

  Similar to photographic studios and competitive products, the Company anticipates that its business will be stimulated largely due to the increased customer traffic near its booths by time-specific events such as major holidays and promotions by the landlords.

GEOGRAPHIC AND DEMOGRAPHIC LOCATION OF BOOTHS

  The Company locates booths throughout the United States, predominantly in shopping malls, discount stores, amusement arcades, theme parks, and tourist attractions. The Company believes that an MSA having a population base of 250,000 is the minimum population density required for the establishment and operation of profitable service routes. The Company has identified 166 MSA's within the United States with a population base of more than 250,000. The Company is focusing its efforts on the top 50 MSA's, all of which support a population base in excess of 1,000,000 potential customers. The Company believes there are in excess of 14,000 potential locations which meet its criteria within the top 50 MSA's. These potential locations consist of super regional/regional malls, discount stores, arcades and family entertainment centers, theme parks, and other high traffic outlets. As of June 30, 1996, the Company had operations in 40 of the top 50 MSA's within the U.S. and in 19 of the top 20 MSA's. While the Company plans to create new route operations in other MSA's, its main focus will be the increase in the number of booths within its existing service areas. Although it is the Company's intention to focus expansion on the top 50 MSA's, it recognizes that it will be required to expand within smaller markets to accommodate commitments made to existing or future national accounts. The Company believes that locations that meet its criteria will afford its booths with a relatively consistent flow of customers, and widespread exposure to potential patrons whose demographic profile constitute the primary market for its products and service.

MARKETING

  From the Company's inception, its primary marketing focus was on establishing relationships with multi-outlet national discount store chains and amusement arcades. As the Company has matured it has shifted its marketing emphasis to malls and theme parks. Management believes that the average monthly revenue per booth will be higher in malls and theme parks and that there will be an adequate market for its booths in these locations. If the Company is successful in this effort, then sales from national accounts should represent a smaller percentage of revenues even as the number of locations in these chains increases.

  Booths are placed on a fixed rental, revenue sharing or a revenue sharing, with a minimum rental payment, in each case at no cost to the landlord except the insignificant cost of power. The Company is responsible for all other operational, service, and product costs including commissions to independent service contractors. Individual booth sales performance is assessed monthly by the Company against minimum performance standards. Booths producing unsatisfactory sales results are identified monthly for removal and re-siting in new locations. The Company continues to seek sites for additional booths in high profile, high traffic locations through its own personnel as well as through the use of third party locator services and outside operating companies. The Company anticipates it will own the equipment operated in these locations, although it may enter into joint ventures, licensing, or similar collaborative arrangements with others to operate such locations in the future in both the U.S. and elsewhere.

SERVICE

  The Company's operating strategy calls for the establishment of service routes and hubs for the conduct of its daily business. Each route is maintained by an independent contractor service person. The independent service contractors are responsible for maintaining the overall appearance of the booths, keeping them supplied with paper and toner and making minor adjustments and repairs where necessary. It is anticipated that service will continue to be performed by independent contractors who will be recruited locally. Independent service contractors typically visit booths a minimum of twice weekly. Account/customer initiated service calls are routinely responded to within 24 hours. Independent service contractors also collect the money from the coin and bill collectors on a frequent basis and are responsible for maintaining local contact with the site operators. Typically, the independent service contractor is paid a percentage based upon the net receipts from the booths serviced by him.

MANUFACTURING AND SUPPLIERS

  The Company purchases hardware and consumables such as paper and toner from several suppliers. Although the Company does not maintain formal agreements with any of its manufacturers or suppliers of hardware or consumables, the Company believes that its current manufacturing and supply arrangements will satisfy the Company's present and anticipated production requirements, and that the Company has suitable alternative manufacturing and supply sources available to it in the event that its current arrangements are terminated or that current manufacturers and suppliers are otherwise unable to fulfill its needs. As of June 30, 1996, the Company estimated that current booths manufactured for use by the Company have a unit cost of approximately $7,500.

SEASONALITY

  The Company anticipates that seasonality will play a part in determining monthly sales revenue, largely due to increases and decreases in customer traffic within its accounts. The Company believes that June, July, August, and December will generate the highest levels of traffic through its booths, with peak revenues experienced during school break periods and holiday shopping periods. Additionally, revenues of the Company will generally be affected by adverse weather conditions or any economic downturn having a material affect on retail traffic patterns or the tourist industry.

TECHNOLOGY AND PRODUCT DEVELOPMENT

  The Company has developed hardware and software that, when used in conjunction with a variety of off-the-shelf computer and imaging equipment, delivers a high quality, black & white laser printed image to its customers. The Company has worked closely with several manufacturers to develop and integrate equipment to meet its specifications. Certain of these manufacturers have supplied the Company on a test basis with key components for its current and future systems. Booths operated by the company as of June 30, 1996 function with either 300 or 600 dots per inch ("dpi") resolution depending on printer model. The Company intends to upgrade high volume locations to 600 dpi resolution.

  The Company has introduced a series of new customer products with themes for specific holidays, events, and circumstances such as Christmas and future seasonal products will incorporate such holiday periods as Valentine's Day, Mother's Day, Father's Day, and Thanksgiving. The Company believes that by rotating product selections periodically, it will maintain a higher level of sales per booth. The Company is exploring the possibility of selling advertising space on its photo products to host locations, or other large national advertisers who might benefit from reaching the Company's demographic base.

  The Company continues to develope new exterior cabinets for its booths, designed with interchangeable advertising and cosmetic panels. The Company believes this has enhanced its ability to procure high profile, high traffic locations, without having to customize exteriors for limited production runs. These enhancements allow the Company to periodically remerchandize existing booths on locations in conjunction with promotional or seasonal events, for advertising purposes, or in the event an existing booth is moved to a new location requiring a specific cosmetic appearance.

  The Company is presently in the final stages of completing its initial market research to determine the potential for a booth which produces a color product. Management anticipates that such a product should have a favorable impact on both sales and net revenues. There can be no assurance that the Company will be successful in its efforts to develop and market such a product.

COMPETITION

  The Company competes with two major companies, Photo-Me Intl. P.L.C. ("PMI") and Polaroid, as well as various independent and regional operators of self service photographic booths. Many of the firms with which the Company competes have far greater financial resources, experience, or industry relationships than the Company. In addition, such organizations have proven operating histories, which may afford these firms significant advantages in negotiating and obtaining future merchandise licenses and retail leases, arranging financing, attracting skilled personnel and developing technology and products. The Company attempts to compete based upon product quality, selection, and competitive pricing.

  Wet Process Photo Booths. Wet process photo booths are self service, paper currency or coin operated booths which produce a photograph (black & white or color) through the use of photographic paper and photographic chemicals. Typical products are a strip of three or four black & white or color photos (1"x2" in size), four passport/visa size photos, or one 4"x5" photo. Retail prices typically range from $1.00-$10.00, with most selling in the $2.00-$3.00 range.

  PMI is a publicly traded company on the London Stock Exchange. Through subsidiaries, PMI operates in approximately 100 countries including the United States through Auto Photo Systems. In addition to its photo booth operations, PMI operates a variety of other coin/bill operated equipment, including, business card machines, scales, kiddie rides, etc. PMI operates approximately 20,000 photo booths and an unknown number of other vending pieces throughout the world.

  Instant Process Photo Booths. The Company defines instant process photo booths in two ways: those using Polaroid instant film, and units which produce products through digital computer signals on thermal paper. Polaroid Corporation has for approximately the past fifteen years attempted to produce an instant process photo booth for sale to outside operators. Customers receive a one pose photograph on Polaroid instant film for between $3.00-$5.00 per photo. The Company is unaware of any large territorial operators of these units.

  During the past five years, a number of individuals and small companies have developed different approaches to electronic or digital photo booths. Technology is similar to that used by the Company, but is generally directed toward the production of small format (4"x5") color thermal prints, in either postcard or souvenir form. The Company believes that the cost of the technology is expensive ($15,000-$40,000 per booth) and the cost of consumables is high ($.60-$1.00 per image). Typical retail prices for products of this nature are $3.00-$5.00 per photo.

  The Company is aware of several entities that are exploring the concept of composite photography through attended operations. There are a number of independent and company owned vendors currently utilizing technology similar to the Company's to produce coffee mugs, T-shirts, photo buttons, etc. These products are currently being sold at prices that are generally higher than those the Company charges.

PATENTS AND PROPRIETARY RIGHTS

  Although certain of the technology currently utilized in the Company's booths has been treated by the Company as proprietary, none of it is protected by patents or copyrights. The Company has no outstanding license agreements. Although the Company is not aware of any patents or proprietary rights of others that its technology may violate, there can be no assurance that such rights do not exist. The Company does anticipate the possibility of entering into licensing agreements involving well known persons or characters which grant the Company the right to manufacture, distribute and sell, in defined geographic areas, computer generated personalized photographs incorporating a customer's photograph into a still image. Such license agreements may include the rights to characters, designs, and visual representations as they appear on television, motion pictures, or print media. Such licensing agreements typically require an advance, non-refundable payment against royalties, as well as a stipulated guarantee of minimum annual royalty payments to be made to the Licensers during the term of the agreement.

EMPLOYEES

  As of June 30, 1996 the Company had 27 full-time employees and 216 independent contractors to service booths on location. None of the Company's employees or independent contractors are represented by labor organizations. The Company considers its relationships with its employees and independent contractors to be excellent.

ITEM 2. DESCRIPTION OF PROPERTY

  The Company has a sixty-five month lease agreement for approximately 11,000 square feet in an office and warehouse complex at 8554 Katy Freeway, Suite 100, Houston, Texas 77024 and 8560 Katy Freeway, Suite 172, Houston, Texas 77024. The lease provides for minimum monthly rent obligations of approximately $7,800. The Company uses the space for its administrative offices and warehouse. To facilitate the lease, the Company entered into a twelve month letter of credit in the amount of $50,000 with a financial institution as temporary collateral for the lease. The financial institution is entitled to a 2% fee. At the present time, no monies have been drawn down.

  In October 1995, the Company entered into an agreement to lease temporary warehouse space. The lease provides for minimum monthly payments approximating $1,360. The lease is a 12 month non-cancelable operating lease.

ITEM 3. LEGAL PROCEEDINGS

  In August 1996, the Company successfully concluded a restructuring of certain trade payables totaling $734,000. The trade creditors holding these payables agreed to exchange the amounts owed for a combination of 15% cash, 18% cash payable in 15 equal monthly installments and 67% stock. Two of the trade creditors holding a combined total of $130,000 of the Company's payables filed law suits for collection of their indebtedness in April and May 1996, respectively. The aforementioned exchange agreements signed by these two creditors also released the Company from all claims alleged in the respective law suits. The restructuring is subject to completion of the Private Placement.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE BY SECURITY HOLDERS

Not applicable

                                    PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

  There is no public trading market for the Company's Class B Common Stock, all of which are held of record by one securityholder.

  On May 11, 1994 the Company commenced an initial public offering pursuant to which an aggregate of 1,265,000 shares of the Class A Common Stock were issued and sold as part of 1,265,000 units, with each unit consisting of one share of Class A Common Stock and one Redeemable Warrant to purchase one share of Class A Common Stock at an exercise price of $7.00 per share at any time for three years after issuance. The stock warrants are subject to redemption by the Company six months following the date of the offering for $.01 per warrant in the event the Class A Common Stock trades in excess of $9.00 per share for 20 consecutive business days.

  The Class A Common Stock did not separately trade until August 9, 1994. The Class A Common Stock and the redeemable warrants are listed on the Boston Stock Exchange. For the year ended June 30, 1996, the high bid and low bid price for Class A Common Stock as reported by NASDAQ was $5.625 and $3.125, respectively. Based upon information provided by the Company's transfer agent the Company has approximately 80 holders of record of its equity securities who are believed by the Company to hold for the benefit of approximately 1,100 shareholders.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

  The following discussion and analysis should be read in conjunction with the Financial Statements and Notes thereto, and is qualified in its entirety by the foregoing and by other more detailed financial information appearing elsewhere.

  The Company's principal business is the placement and operation of Video Foto booths throughout the United States. Booth manufacturing is subcontracted with the Company providing limited assembly and extensive testing and quality control. The Company seeks what it considers to be desirable locations (sites) and then contracts with the site owner to place the booths in operation. Typically the contracts are from month-to-month with rents based on a percentage of the revenue collected. In most cases there is a minimum guarantee and occasionally a simple monthly rate, or some combination.

  The Company's financial results are dependent on (i) number of booths in operation (operating days), and (ii) revenue per booth. The historical results for the Company for the years ending June 30, 1995 and 1996 are shown in the table below:

                                                        JUNE 30,    JUNE 30,
                                                          1995        1996
                                                       ----------  -----------
      Revenues........................................ $5,520,452  $ 7,451,098
      Net Loss........................................ $ (595,800) $(2,114,557)
      Operating Days..................................    180,108      249,175
      Booths End of Period............................        706          738
      Average Monthly Revenue/Booth................... $      932  $       910

  (Average monthly revenue per booth is calculated by dividing the revenues by the number of operating days and multiplying by 30.42, the average number of days per month)

  As of June 30,1996 the Company recognized a net loss of $2,114,557. A significant portion of this loss is attributable to the costs associated with certain non-recurring events. During the current fiscal year, the Company permanently removed approximately 120 booths from operations. These early prototype booths, which were acquired in 1992, contained older components, which had high failure rates and, in some cases, replacement parts were no longer available to supply them. Also, the cabinet construction was not designed for high traffic, unattended locations, resulting in security problems. These booths were replaced with the current booth, which has a sturdier cabinet and more reliable up-to-date components. As a result of this decision, the Company incurred a charge of approximately $300,000, representing the undepreciated book value of these older booths. In addition, the Company reduced the carrying value of hardware and components by approximately $470,000, to account for obsolescence and to value used parts at the lower of cost or realizeable value. The removal and replacement of these booths accounted for a significant part of the installation costs.

  During May 1996, the State of Texas conducted a sales and use tax audit for the period March 1992 to March 1996. In connection with the auditor's review of sales records, the Company was unable to provide documentation to show that certain third party operators, who collect cash from the photo booths, had paid the appropriate sales tax or that they had obtained sales tax exemption cetificates from the appropriate state tax authority. As a result of this review, the Company was issued a preliminary delinquent sales tax assessment of approximately $150,000. Management is pursuing collection of taxes or submission of certificates from third party operators to mitigate the sales tax liability. Additionally, the Company has been assessed use tax of approximately $150,000 on booth components acquired from out of state vendors. The use tax obligation was capitalized and is being depreciated over the life of the related components. Accordingly, the sales and use tax has been charged to operations or capitalized in the accompanying financial statements for 1996. The provision did not have a material effect on the Company's financial position or results of operations for 1996.

  The Company has been in default on its loan covenants with its Lender since July 1995. In August 1996, the Company negotiated an agreement with its Lender to revise certain covenants to bring the Company into compliance. Among other provisions, the negotiated terms provide for extensive revisions to all financial ratio covenants consistent with a revised detailed financial plan developed by Management. In addition, the Company must satisfy certain conditions including raising $1,500,000 through a Private Placement with net proceeds of at least $1,250,000.

  The level of past due trade payables has increased significantly since March 1996. To resolve this situation, the Company successfully concluded a restructuring of certain trade payables totaling $734,000. The trade creditors holding these payables agreed to exchange the amounts owed for a combination of 15% cash, 18% cash payable in 15 equal monthly installments and 67% stock. The restructuring is subject to completion of the Private Placement. The price of the stock to be issued to the trade creditors is to be the greater of $2.25 per share or the lower of: (a) 80% of the average closing price at which the Class A Common Stock of the Company trades during the 30 calendar day period following the date of closing of this offering or (b) the lowest closing price at which the Class A Common Stock trades during such 30-day period.

  If the Company is unsuccessful in completing the Private Placement, the Lender Agreement or the Trade Payable Agreement, the Company's ability to continue as a going concern will be in doubt.

RESULTS OF OPERATIONS

  Twelve Months Ended June 30, 1995 Compared to Twelve Months Ended June 30,
  1996

  Revenues. Revenues increased 35% from $5,520,452 for the twelve month period ended June 30, 1995 to $7,451,098 for the twelve month period ended June 30, 1996. The growth in revenues was primarily attributable to the 38% increase in operating days from 180,108 in 1995 to 249,175 in 1996. However, average monthly revenue per booth dropped from $932 to $910. This decrease was due to attrition in revenue at booths installed for more than one year.

  Cost of Services. Cost of services increased from 73% to 91% of gross revenues or $4,014,428 and $6,746,601 for the twelve months ended June 30, 1995 and 1996, respectively. The dollar increase is primarily due to losses on disposal on of property and equipment and site rent expense. The $770,000 loss on disposal of property and equipment expense in 1996 is attributable to the removal of older version booths and the writedown of hardware and components. Management believes that these are one time occurences. Site rent expense as a percentage of revenue increased to 37% in 1996 for two reasons. First, the number of theme park locations, which have a 50% site rent percentage, increased at a greater rate than locations with lower rent factors. Second, revenues at certain mall locations with fixed monthly rents decreased causing the site rent expense to increase as a percentage of revenue. Management believes that a combination of lower fixed rent at mall locations and relocation of booths to sites with higher revenue will reduce the site rent percentages in the future.

  Selling, General, and Administrative Expense. Selling, general, and administrative expenses increased 7% from $2,057,789 for the twelve months ended June 30, 1995 to $2,209,285 for the twelve months ended June 30, 1996. This expense category decreased as percentage of revenue from 37% in 1995 to 30% in 1996. Management believes that this positive trend will continue in the future.

  Other Income and Expense. Interest expense and financing costs increased from a total of $57,885 for the twelve moths ended June 30, 1995 to a total of $613,531 for the twelve months ended June 30, 1996. This increase is attributable to the $3,500,000 line of credit loan entered into in June 1995.

LIQUIDITY AND CAPITAL RESOURCES

  For the year ended June 30, 1996 net cash provided by operating activities was $1,053,482 as compared to $497,317 for the twelve months ended June 30, 1995. The net cash provided in 1996 was due to continued utilization of vendor credit lines and increases in other categories of current liabilities, primarily sales and use tax payable. The net cash provided in 1995 was due primarily to the utilization of vendor credit lines.

  The Company's revenues and booths in operation have increased in each of the first four years in business; however, the Company has yet to achieve an operating profit. Management's plan for fiscal 1997 is to relocate approximately 200 existing booths, with below average revenue, to new locations and utilize approximately $750,000 of the proposed Private Placement to build approximately 100 booths. Other than the purchase of new booths, the Company does not expect to have any significant capital expenditures for the foreseeable future.

  The Company had a working capital deficit of $3,496,537 as of June 30, 1996. After receiving the Private Placement proceeds, finalizing the Lender Agreement and completing the Trade Payable Agreement, the Company will have working capital of approximately $500,000. In addition to building new booths, Management intends to use the proceeds of the Private Placement for the initial payments under the Trade Payable Agreement, payment of delinquent sales and use taxes and other working capital purposes.

ITEM 7. FINANCIAL STATEMENTS

  The financial statements required to be filed under this item are presented on pages 14 through 29 of this Form 10-KSB, and are incorporated herein by reference.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

  The Company's financial statements were previously audited by Ernst & Young LLP, whose resignation, effective June 11, 1996, was accepted by the Board of Directors. The Company subsequently engaged Lane Gorman Trubitt, L.L.P. to perform audit services for the year ended June 30, 1996. Ernst & Young's report on the Company's financial statements for the two years ended June 30, 1995 contained an unqualified opinion. However, the audit report included an explanatory paragraph that raised substantial doubt about the Company's ability to continue as a going concern existed. At no time was there any disagreement between the Company and Ernst & Young LLP on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure.

                                   PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

                                  MANAGEMENT

DIRECTORS AND EXECUTIVE OFFICERS

  In November 1995, M.G. Morgan resigned as Vice President and Chief Financial Officer and as a member of the Company's Board of Directors. To fill the vacancy created by his resignation, the board appointed John D. Higgins, Senior Vice President of Royce Investment Group, Inc. Richard Fairchild, then Chairman of the Board further increased his management responsibilities by temporarily assuming Mr. Morgan's duties as Chief Financial Officer. In April 1996, the Company engaged the firm of Wimmer Associates, Inc. to assist management with: (1) operations and controls for enhancing profitability, (2) development and implementation of plans and programs designed to achieve financial projections and (3) financial restructuring. Subsequently, in June 1996, Mr. Fairchild resigned as Chairman of the Board of Directors and in August 1996, Mr. C.W. Moody, Jr., one of the Company's founders, a principal stockholder and member of the Board of Directors, died. In August 1996, the remaining members of the Board of Directors approved resolutions authorizing
(i) the Company to enter into an agreement with Lance P. Wimmer, Managing Director, Wimmer Associates, Inc. providing for Mr. Wimmer to become Chairman, President, and Chief Executive Officer of the Company and (ii) the Company to enter into a consulting agreement with Robert R. Salyard, a founder of the Company for Mr. Salyard to become a consultant to the Company and a member of its Board of Directors. The agreements with each of Mr. Wimmer and Mr. Salyard provide for them to assume their duties as members of the board only upon completion of the proposed Private Placement. At such time, Mr. Searles, currently President of the Company, will become Executive Vice President The agreements provide for annual compensation to Messrs. Wimmer and Salyard of $135,000 and $18,000, respectively, with Mr. Wimmer being entitled to earn bonus compensation of up to $40,000 based on the achievement of plan projections and with additional bonus potential for exceeding plan projections. The agreements provide for Messrs. Wimmer and Salyard to receive options, exercisable for six years at $0.50 per share for 300,000 and 125,000 shares, respectively. The Company intends to seek shareholder approval for the adoption of a stock option plan covering such securities at the next annual meeting of shareholders.

  The following persons are the current executive officers and directors of the Company:

            NAME             AGE                    POSITION
            ----             ---                    --------
Robert A. Searles, Jr.......  40 President, Chief Executive Officer and Director
Andrew J. Clark, III........  58 Director
John D. Higgins.............  64 Director

  ROBERT A. SEARLES, JR. has been President and Chief Executive Officer since June 23, 1992. From 1988 until joining the Company, Mr. Searles served as Vice President of Sales & Marketing for Auto Photo Systems (APS), wholly owned subsidiary of Photo-Me Int. APS is the operator of approximately 2,000 wet process photo booths within the U.S.

  ANDREW J. CLARK, III is an attorney and has been engaged in the full-time practice of law as a sole practitioner since June 1, 1994. For more than five years prior to becoming a sole practitioner, he was a partner in Butler & Binion, L.L.P. in Houston, Texas.

  JOHN D. HIGGINS has been Senior Vice President, Director of Corporate Finance with Royce Investment Group, Inc. since 1990. He is also an outside director for Iatros Health Network, Inc., which manages and operates health care facilities.

  The following persons have been authorized by the current Board of Directors and will assume their duties as members of the Board of Directors upon completion of the proposed Private Placement:

          NAME           AGE                         POSITION
          ----           ---                         --------
Lance P. Wimmer.........  52 Chairman, President, Chief Executive Officer and Director
Robert R. Salyard.......  69 Director

  LANCE P. WIMMER has been Managing Director of Wimmer Associates, Inc., a professional consulting and management firm since 1992. From 1991 to forming Wimmer Associates in 1992, he managed the Southwest Region for Buccino Associates, Inc., a leading operations restructuring consulting firm.

  ROBERT R. SALYARD has been Chairman of Salyard Manangement Company for more than five years. The firm provides advisory services to chief executive officers and presidents. Mr. Salyard is a founder of the Company and has provided advisory services since 1992. He is also on the board of directors of Spencer Trask Securities, Inc., one of the underwriters of the proposed Private Placement.

  All Directors were elected at the Company's annual meeting held January 10, 1996, and will hold office until the next annual meeting of shareholders, scheduled to be held November 12, 1996, and until their successors are elected. Officers are elected to serve, subject to the discretion of the Board of Directors, until their successors are appointed.

OTHER KEY MANAGEMENT

  The following persons are key employees of the Company:

           NAME             AGE                     POSITION
           ----             ---                     --------
Sue Camp...................  63 Secretary and Logistics Manager
Roger Osgood...............  42 Manufacturing and Engineering Technology Manager
Sonya Presley..............  25 Controller
Richard W. Bell............  61 Sales and Marketing Manager

  SUE CAMP joined the Company in September, 1992 as Administrative Manager and Secretary. Prior to joining the Company she worked with Century 21 Real Estate in a variety of Sales and Administrative capacities for more than five years.

  ROGER OSGOOD joined the Company in December, 1992. Prior to joining the Company on a full time basis, Mr. Osgood served as technical consultant since the Company's inception. Previously, he was employed as technical engineer for Data East, Inc. in San Jose, California.

  SONYA PRESLEY joined the Company in October 1994. Ms Presley graduated from East Texas State University with a BBA degree in August 1993.

  RICHARD BELL joined the Company in April of 1994. Prior to joining the Company, Mr. Bell spent more than the past five years as Marketing Manager South Central Region for Auto Photo Systems.

  There is no family relationship between any present executive officers and directors.

  Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors and executive officers, and persons who own more than ten percent of a registered class of the Company's equity securities, to file with the Commission, the Boston Stock Exchange and NASDAQ initial reports of ownership and reports of changes in ownership of Common Stock of the Company. Officers, directors and greater than ten-percent shareholders are required by Commission regulations to furnish the Company with copies of all Section 16(a) forms they file. To the Company's knowledge, based solely on review of the Company's copies of such reports furnished to the Company and written representations that no other reports were required, during the fiscal year ended June 30, 1996, all Section 16(a) filing requirements applicable to its officers, directors and greater than ten-percent beneficial owners were complied with.

ITEM 10. EXECUTIVE COMPENSATION

  The following table summarizes all cash compensation paid or accrued by the Company to the Company's President and Chief Executive Officer, former Chairman of the Board and former Vice-President--Chief Financial Officer for services rendered in all capacities to the Company for the years ended June 30, 1994, 1995 and 1996.

SUMMARY COMPENSATION TABLE

                                         ANNUAL         LONG-TERM COMPENSATION
                                      COMPENSATION   AWARDS SECURITIES UNDERLYING
                                    ---------------- ----------------------------
                                                                      ALL OTHER
 NAME AND PRINCIPAL POSITION   YEAR  SALARY   BONUS  OPTIONS/SARS(1) COMPENSATION
 ---------------------------   ---- -------- ------- --------------- ------------
 Richard W. Fairchild, Jr
  (Resigned June 1996).......  1996 $ 67,167 $   -0-        -0-            N/A
  Chairman of the Board        1995   16,667     -0-     57,410            N/A
                               1994      N/A     N/A     17,590            N/A
 Robert A. Searles, Jr.......  1996 $115,000 $   -0-        -0-        $12,502(3)
  President and Chief          1995  120,000     -0-        -0-         15,555(2)
  Executive Officer            1994  120,000  37,500     52,770         15,555(2)
 M. G. Morgan (Resigned
  November 1995).............  1996 $ 76,250 $   -0-        -0-        $ 2,400(4)
  Vice President Finance and   1995  120,000     -0-     21,150          7,200(4)
  Chief Financial Officer      1994  110,000  15,000     52,770            -0-

--------
(1) Includes 52,770 options to Mr. Searles, 73,920 options to Mr. Morgan and 57,410 options to Mr. Fairchild all exercisable at $5.00 per share.
(2) Represents employer contributions for insurance ($8,355) and a car allowance ($7,200).
(3) Represents employer contributions for insurance ($6,802) and a car allowance ($5,700).
(4) Represents employer contributions for a car allowance.

OPTIONS EXERCISED IN LAST FISCAL YEAR AND YEAR-END VALUE

  The following table sets forth information with respect to the named executive officers with respect to the exercise of stock options during the year ended June 30, 1996 and unexercised stock options held as of June 30, 1996.

                                             NUMBER OF SECURITIES
                          SHARES            UNDERLYING UNEXERCISED    VALUE OF UNEXERCISED IN
                         ACQUIRED               OPTIONS HELD AT        THE MONEY OPTIONS AT
                            ON     VALUE         JUNE 30, 1996           JUNE 30, 1996(2)
                         EXERCISE REALIZED ------------------------- -------------------------
          NAME             (#)     ($)(1)  EXERCISABLE/UNEXERCISABLE EXERCISABLE/UNEXERCISABLE
          ----           -------- -------- ------------------------- -------------------------
Richard W. Fairchild,
 Jr.....................   -0-      $N/A          75,000/-0-                 N/A/ N/A
Robert A. Searles, Jr...   -0-       N/A          52,770/-0-                 N/A/ N/A
M.G. Morgan.............   -0-       N/A          73,920/-0-                 N/A/ N/A

--------
(1) Represents the difference between the market price of the underlying shares of Class A Common Stock at exercise date and the exercise price.
(2) Based on the closing price on the Nasdaq National Market of the Company's Class A Common Stock on that date.

EMPLOYMENT AGREEMENTS

  The Company entered into an Employment Agreement on June 15, 1993 with Mr. Searles providing for a base salary of $10,000 per month and a primary term of three years. On September 1, 1993, the employment agreement between the Company and Mr. Searles was amended to extend the term until June 30, 1997, to restrict Mr. Searles from competing with the Company for a two-year period upon termination of the employment relationship and to provide for a $30,000 bonus to be paid on January 15, 1994 to assist him with federal tax liability with respect to the exercise of certain stock options. Under the terms of the employment relationship with Mr. Searles, he has been provided with a car allowance, medical insurance and other customary employee benefits.

  Additionally, the Company entered into agreements with Mr. Lance P. Wimmer and Mr. Robert R. Salyard. See Item 9.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

                            PRINCIPAL SHAREHOLDERS

  All 1,500,000 shares of Class B Common Stock were issued to and remain owned of record by Names 'N Faces, Inc. It has been the Company's understanding that Names 'N Faces was beneficially owned by Buffalo, Inc. It is the Company's knowledge that both Names 'N Faces and Buffalo, Inc. are insolvent and have had their charters revoked for failure to pay franchise tax. The Company has no specific knowledge as to the identity of the beneficial owners of Buffalo, Inc. The following table sets forth certain information as of June 30, 1996, with respect to the beneficial ownership of shares Class A Common Stock held by (i) each person known by the Company to be the owner of more than 5% of the outstanding shares Class A Stock, (ii) each director, (iii) each of the executive officers named under Executive Compensation, and (iv) all officers and directors as a group.

                                                PERCENTAGE OF OUTSTANDING
                                                     SHARES OWNED(2)
                                               ----------------------------
                                               AMOUNT AND NATURE
                                                 OF BENEFICIAL   PERCENTAGE
           NAME OF BENEFICIAL OWNER             OWNERSHIP(1)(2)   OF CLASS
           ------------------------            ----------------- ----------
Petrus Fund, L.P.(3)..........................      470,000        15.56%
1700 Lakeside Square
12377 Merit Drive
Dallas, TX 75251
J.T. Trotter(4)...............................      244,234         9.28%
1000 Louisiana, Suite 3600
Houston, TX 77002
Royce Investment Group, Inc(5)................      455,000        16.43%
199 Crossways Park Drive
Woodbury, NY 11797
Kevin Kimberlin...............................      147,076         5.77%
9 Oak Lane
Old Greenwich, CT 06870
Robert A. Searles, Jr.(6).....................      103,966         3.99%
8554 Katy Freeway, Suite 100
Houston, TX 77024
Mr. M.G. Morgan(7)............................       73,920         2.82%
1819 Augusta
Houston, TX 77057
Richard W. Fairchild, Jr.(7)..................       75,000         2.86%
4545 Post Oak Place, Suite 130
Houston, TX 72027
Andrew J. Clark, III(7).......................       25,000         0.97%
1000 Louisiana, Suite 3640
Houston, TX 77002
All officers and directors as a group(8)
 (4 persons)...................................      277,886        10.01%

--------
(1) Unless otherwise noted, the Company believes that all persons named in the table have sole voting and investment power with respect to all shares of Class A Common Stock beneficially owned by them.
(2) A person is deemed to be the beneficial owner of securities that can be acquired by such person within 60 days from the date of this Annual Report upon the exercise of warrants or options. Each beneficial owner's percentage ownership is determined by assuming that options or warrants that are held by such person and which are exercisable within 60 days from the date of this annual report have been exercised.
(3) Includes 470,000 shares issuable under Warrants granted under a Loan Agreement and Loan Commitment to Petrus Fund, L.P. that are currently exercisable. Petrus Fund, L.P. was granted an additional 40,000 warrants that are not currently exercisable.
(4) Includes 50,000 shares issuable upon exercise of the Bridge Warrants,
    25,000 shares upon exercise of the warrants issued in connection with a loan guarantee provided by Mr. Trotter related to the $500,000 bank financing paid off in June 1995 and 5,700 shares issuable upon exercise of the warrants issued with a short-term note from Dominion Investments, a corporation beneficially owned by Mr. Trotter.
(5) Includes 110,000 Units comprised of 110,000 options to purchase 110,000 shares of Class A Common Stock and 110,000 warrants to purchase 110,000 shares of Class A Common Stock.
(6) Includes 52,770 shares issuable upon exercise of currently exercisable options granted under the Company's Stock Option Plan.
(7) Represents shares issuable upon exercise of currently exercisable options granted under the Company's Stock Option Plan.
(8) Includes 226,690 shares issuable upon exercise of Stock Options that are
    immediately exercisable at $      5.00 per share granted under the Company's
    Stock Option Plan.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  Mr. Clark was among the trade creditors accepting the restructuring arrangement in August 1996. He has agreed to exchange a legal services claim of $55,585 for $8,338 in cash, the right to receive $697 cash payments for 15 months and 16,467 shares of Class A Common Stock.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

  (a) The following financial statements of the Company are set forth herein commencing on page 14.

    (i) Reports of Independent Auditors

    (ii) Financial Statements

Reports of Independent Auditors.......................................... 14-15
Financial Statements
  Balance Sheet as of June 30, 1996...................................... 16-17
  Statements of Operations for Years Ended June 30, 1995 and 1996........    18
  Statements of Stockholders' Equity for Years Ended June 30, 1995 and
   1996..................................................................    19
  Statements of Cash Flows for Years Ended June 30, 1995 and 1996........    20
  Notes to Financial Statements.......................................... 21-29

  (b) Reports on Form 8-K--

  Change in Registrant's Certifying Accountant filed on June 17, 1996

  (c) Exhibits--

  Reference is made to the Index to Exhibits on page 31.

                        REPORT OF INDEPENDENT AUDITORS

Board of Directors and Stockholders
Irata, Inc.

  We have audited the accompanying balance sheet of Irata, Inc. as of June 30, 1996, and the related statements of operations, stockholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

  We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

  In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Irata, Inc. at June 30, 1996, and the results of its operations and its cash flows for the year then ended, in conformity with generally accepted accounting principles.

  The accompanying financial statements as of and for the year ended June 30, 1996 have been prepared assuming that Irata, Inc. will continue as a going concern. As more fully described in Note 2, the Company has incurred recurring losses and has a working capital deficiency. In addition, the Company has not complied with certain covenants of a loan agreement with a Lender. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

                                          Lane Gorman Trubitt, L.L.P.

Dallas, Texas
August 29, 1996

                  IRATA, INC. REPORT OF INDEPENDENT AUDITORS

Board of Directors and Stockholders
Irata, Inc.

  We have audited the accompanying statements of operations, stockholders' equity, and cash flows of Irata, Inc. for the year ended June 30, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

  We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

  In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Irata, Inc. for the year ended June 30, 1995, in conformity with generally accepted accounting principles.

  The accompanying financial statements have been prepared assuming that Irata, Inc. will continue as a going concern. As more fully described in Note 2, the Company has incurred recurring losses and has a working capital deficiency. In addition, the Company has not complied with certain covenants of a loan agreement with a Lender. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

                                          Ernst & Young LLP

Houston, Texas
September 22, 1995

                                 BALANCE SHEET

                                 JUNE 30, 1996

                              ASSETS
                              ------
Current assets:
  Cash............................................................. $   174,352
  Accounts receivable-trade, net of $10,000 allowance..............     472,587
  Accounts receivable-other........................................      10,185
  Consumable inventory.............................................     200,581
  Prepaids and other current assets................................      71,368
                                                                    -----------
    Total current assets...........................................     929,073
Property and equipment, at cost:
  Equipment-Booths.................................................   6,318,711
  Components and hardware..........................................     507,499
  Furniture, fixtures and equipment................................     203,931
                                                                    -----------
                                                                      7,030,141
  Accumulated depreciation.........................................  (1,624,354)
                                                                    -----------
    Total property and equipment, net..............................   5,405,787
Other assets:
  Deferred loan costs, net.........................................     463,838
  Other, net.......................................................      66,347
                                                                    -----------
                                                                        530,185
                                                                    -----------
    Total assets................................................... $ 6,865,045
                                                                    ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Trade accounts payable.......................................... $ 1,129,829
  Long-term debt in default.......................................   2,150,000
  Sales and use tax payable.......................................     620,660
  Short-term notes-stockholders...................................     160,000
  Short-term note-vendor..........................................      63,389
  Site rents payable..............................................     135,018
  Other accrued liabilities.......................................     166,714
                                                                   -----------
    Total current liabilities.....................................   4,425,610
Commitments
Stockholders' equity:
  Preferred stock, $1 par value:
    100,000 shares authorized, zero issued........................          --
  Class A common stock, $.10 par value:
    20,000,000 shares authorized, 2,550,071 issued and
     outstanding..................................................     255,007
  Class B common stock, $.01 par value:
    1,500,000 shares authorized, issued and outstanding...........      15,000
  Additional paid-in-capital......................................   6,504,991
  Accumulated deficit.............................................  (4,335,563)
                                                                   -----------
    Total stockholders' equity....................................   2,439,435
                                                                   -----------
    Total liabilities and stockholders' equity.................... $ 6,865,045
                                                                   ===========


                            See accompanying notes.

                                  IRATA, INC.

                            STATEMENTS OF OPERATIONS

                                                         YEAR ENDED JUNE 30,
                                                        -----------------------
                                                           1995        1996
                                                        ----------  -----------
Revenues..............................................  $5,520,452  $ 7,451,098
Cost of services:
  Site rent...........................................   1,724,559    2,778,502
  Route labor.........................................     622,723      780,431
  Equipment depreciation..............................     650,822    1,111,191
  Consumables.........................................     528,771      760,530
  Freight and installation costs......................     174,063      329,976
  Loss on disposal of property & equipment............     188,925      771,363
  Other costs of service..............................     124,565      214,608
                                                        ----------  -----------
Total cost of services................................   4,014,428    6,746,601
                                                        ----------  -----------
Gross profit..........................................   1,506,024      704,497
Selling, general and administrative expenses:
  Salaries and wages..................................     982,356    1,101,870
  Professional fees...................................     480,745      405,042
  Insurance...........................................     101,218      154,212
  Marketing...........................................      99,447      117,251
  Travel and entertainment............................      41,647       52,818
  Depreciation and amortization.......................      37,865       42,834
  Personal property and franchise taxes...............      19,941       51,465
  Office expense......................................     230,111      267,167
  Bad debt............................................      64,459       16,626
                                                        ----------  -----------
Total selling, general and administrative expenses....   2,057,789    2,209,285
                                                        ----------  -----------
Operating loss........................................    (551,765)  (1,504,788)
Other income (expense):
  Interest expense....................................     (43,778)    (342,166)
  Financing costs.....................................     (14,107)    (271,365)
  Interest income.....................................      29,128          284
  Other, net..........................................     (15,278)       3,478
                                                        ----------  -----------
Total other income (expense)..........................     (44,035)    (609,769)
                                                        ----------  -----------
Net loss..............................................    (595,800)  (2,114,557)
                                                        ==========  ===========
Net loss per share....................................  $    (0.24) $     (0.83)
                                                        ==========  ===========
Weighted average number of common or equivalent shares
 outstanding..........................................   2,534,711    2,545,409
                                                        ==========  ===========

                            See accompanying notes.

                                  IRATA, INC.

                       STATEMENTS OF STOCKHOLDERS' EQUITY

                            CLASS A COMMON    CLASS B COMMON
                                STOCK              STOCK
                          ------------------ ----------------- ADDITIONAL                  TOTAL
                          NUMBER OF          NUMBER OF          PAID-IN   ACCUMULATED  STOCKHOLDERS'
                           SHARES    AMOUNT   SHARES   AMOUNT   CAPITAL     DEFICIT       EQUITY
                          --------- -------- --------- ------- ---------- -----------  -------------
Balance at June 30,
 1994...................  2,367,992 $236,799 1,500,000 $15,000 $5,471,004 $(1,625,206)  $ 4,097,597
Exercise of
 overallotment, net of
 costs..................    165,000   16,500        --      --    676,193          --       692,693
Stock awards............      9,619      962        --      --     28,983          --        29,945
Value of warrants issued
 in connection with Loan
 Agreement..............         --       --        --      --    313,200          --       313,200
Net loss................         --       --        --      --         --    (595,800)     (595,800)
                          --------- -------- --------- ------- ---------- -----------   -----------
Balance at June 30,
 1995...................  2,542,611  254,261 1,500,000  15,000  6,489,380  (2,221,006)    4,537,635
Stock awards............      7,460      746        --      --     13,311          --        14,057
Value of warrants issued
 in connection with Loan
 Agreement..............         --       --        --      --      2,300          --         2,300
Net loss................         --       --        --      --         --  (2,114,557)   (2,114,557)
                          --------- -------- --------- ------- ---------- -----------   -----------
Balance at June 30,
 1996...................  2,550,071 $255,007 1,500,000 $15,000 $6,504,991 $(4,335,563)  $ 2,439,435
                          ========= ======== ========= ======= ========== ===========   ===========


                            See accompanying notes.

                                  IRATA, INC.

                            STATEMENTS OF CASH FLOWS

                                                        YEAR ENDED JUNE 30,
                                                       -----------------------
                                                          1995        1996
                                                       ----------  -----------
Operating activities
  Net loss............................................ $ (595,800) $(2,114,557)
  Adjustments to reconcile net loss to net cash
   provided by operating activities:
  Depreciation and amortization.......................    688,687    1,154,025
  Financing costs.....................................     14,107      271,365
  Loss on disposal of property and equipment..........    188,925      771,363
  Stock awards........................................     29,945       14,057
  Changes in operating assets and liabilities:
  Accounts receivable--trade..........................   (277,681)     (51,724)
  Accounts receivable--other..........................    (20,921)      16,445
  Other current assets................................   (221,112)      21,200
  Other assets........................................    (10,615)     (33,976)
  Accounts payable....................................    690,058      301,544
  Sales and use tax payable...........................     62,628      518,541
  Site rents payable..................................    (30,312)     121,518
  Other accrued liabilities...........................    (38,592)      63,681
                                                       ----------  -----------
Net cash provided by operating activities.............    479,317    1,053,482
Investing activities
  Purchases of property and equipment................. (4,762,891)  (1,447,646)
  Maturity of short-term investments..................  1,016,765           --
  Proceeds from insurance claim for damaged property..     25,294           --
                                                       ----------  -----------
Net cash used in investing activities................. (3,720,832)  (1,447,646)
Financing activities
  Proceeds from bank notes............................    600,000           --
  Principal payments on bank notes....................   (600,000)          --
  Proceeds from short-term notes......................         --      160,000
  Proceeds from exercise of overallotment, net........    692,693           --
  Proceeds from Loan Agreement, net...................  1,404,107      315,000
  Principal payments on short-term notes..............    (67,459)     (92,536)
                                                       ----------  -----------
Net cash provided by financing activities.............  2,029,341      382,464
                                                       ----------  -----------
Net (decrease) increase in cash and cash equivalents.. (1,212,174)     (11,700)
Cash and cash equivalents at beginning of year........  1,398,226      186,052
                                                       ----------  -----------
Cash and cash equivalents at end of year.............. $  186,052  $   174,352
                                                       ==========  ===========


                            See accompanying notes.

                                  IRATA, INC.

                         NOTES TO FINANCIAL STATEMENTS

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

 Organization

  IRATA, Inc. (the "Company") was incorporated March 20, 1992 under the laws of the State of Texas, for the purpose of acquiring and operating Video Foto ("Booths") throughout the United States at shopping malls, theme parks, retail stores and other areas of high pedestrian traffic. The Booths produce a computer generated laser printed image with various background options.

 Revenue Recognition

  The Company recognizes revenue as products and services are provided. Landlords are paid a fixed rental, percentage of net revenues or a combination thereof, which is recorded as site rent. The independent service contractor is also paid a fixed commission, a percentage based upon the net revenues generated by the Booths serviced by him, or a combination thereof, which is recorded as route labor.

 Statement of Cash Flows

  Supplemental disclosures of cash flow information are as follows:

                                                                1995     1996
                                                               ------- --------
      Interest paid........................................... $22,140 $264,162
      Taxes paid..............................................      --       --
      Conversion of vendor payable to note.................... 223,384   35,000
      Warrant value associated with the Loan Agreement........ 313,200    2,300

 Property and Equipment

  Property and equipment is recorded at cost. Expenditures for major additions and improvements are capitalized while minor replacements, maintenance and repairs which do not improve or extend the life of such assets are charged to operations as incurred. Depreciation is provided using the straight line method over the estimated useful lives of the various classes of assets, as follows:

                                                                     ESTIMATED
                                                                    USEFUL LIFE
                                                                    ------------
      Equipment-Booths............................................. 5 to 7 Years
      Furniture, Fixtures and Equipment............................ 3 to 7 Years

  Components and hardware consist of parts used to construct and repair Booths. No depreciation is provided for these parts until they are installed into a Booth and that Booth is placed into service. Used parts are recorded at the lower of cost or net realizeable value.

 Other Assets

  Organization costs are amortized using the straight-line method over five years. Deferred loan costs are amortized over the life of the loan (see Note
4).

  Certain technology currently utilized in the Company's Booths has been treated by the Company as proprietary. The Company has determined that seven years is an appropriate life for proprietary process.

  Expenditures related to printer software upgrades are capitalized and amortized over three years which the Company has determined to be the estimated useful life.

                                  IRATA, INC.

 Income Taxes

  The liability method is used in accounting for income taxes. Under this method, deferred tax liabilities are determined based upon differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted marginal tax rates and laws that will be in effect when the differences reverse.

 Estimates

  In preparing financial statements in conformity with generally accepted accounting principles, management is required to make estimates and assumptions that affect the reported amount of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

 Loss Per Share

  Loss per share has been computed based upon the weighted average number of common and common equivalent shares outstanding. The Class B Common Stock has not been considered in the loss per share computation because it is not considered a Senior security or a common stock equivalent based on rights associated with the Class B Common Stock. Options and warrants have not been included in the computation as they have an antidilutive effect.

 Reclassifications

  Certain reclassifications have been made to conform to the 1996 presentation.

 Inventory

  Consumable inventory is stated at the lower of cost or market. Cost is determined principally by the first-in, first-out method.

 Newly Issued Accounting Standards

  In March 1995, the Financial Accounting Standards Board (FASB) issued Statement of Financial Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", which is effective for the Company's 1997 fiscal year end. The adoption of SFAS No. 121 is not expected to have a material impact on the Company's financial position, liquidity, cash flow or results of operations.

  In October 1995, the FASB issued SFAS No. 123, "Accounting for Stock-Based Compensation" which requires companies to measure employee stock compensation plans based on the fair value method of accounting or to continue to apply APB No. 25, "Accounting for Stock Issued to Employees" and provide pro forma footnote disclosures under the fair value method in SFAS No. 123. The Company has decided to adopt SFAS No. 123 through disclosure only, and accordingly, pro forma fair value disclosures will be made in the 1997 financial statements.

 Fair Value of Financial Instruments

  Fair value of financial instruments are estimated to approximate the related book values, unless otherwise indicated, based on market information available to the Company.

                                  IRATA, INC.

2. LIQUIDITY AND WORKING CAPITAL DEFICIT

  As of June 30, 1996 the Company recognized a net loss of $2,114,557. A significant portion of this loss is attributable to the costs associated with certain non-recurring events. During the current fiscal year, the Company permanently removed approximately 120 booths from operations. These early prototype booths, which were acquired in 1992, contained older components, which had high failure rates and, in some cases, replacement parts were no longer available to supply them. Also, the cabinet construction was not designed for high traffic, unattended locations, resulting in security problems. These booths were replaced with the current booth, which has a sturdier cabinet and more reliable up-to-date components. As a result of this decision, the Company incurred a charge of approximately $300,000, representing the undepreciated book value of these older booths. In addition, the Company reduced the carrying value of hardware and components by approximately $470,000, to account for obsolescence and to value used parts at the lower of cost or realizeable value. The removal and replacement of these booths accounted for a significant part of the installation costs.

  During May 1996, the State of Texas conducted a sales and use tax audit for the period March 1992 to March 1996. In connection with the auditor's review of sales records, the Company was unable to provide documentation to show that certain third party operators, who collect cash from the photo booths, had paid the appropriate sales tax or that they had obtained sales tax exemption cetificates from the appropriate state tax authority. As a result of this review, the Company was issued a preliminary delinquent sales tax assessment of approximately $150,000. Management is pursuing collection of taxes or submission of certificates from third party operators to mitigate the sales tax liability. Additionally, the Company has been assessed use tax of approximately $150,000 on booth components acquired from out of state vendors. The use tax obligation was capitalized and is being depreciated over the life of the related components. Accordingly, the sales and use tax has been charged to operations or capitalized in the accompanying financial statements for 1996. The provision did not have a material effect on the Company's financial position or results of operations for 1996.

  In summary, Management believes that the charges discussed in the above two paragraphs are not representative of the costs associated with its normal operations.

  The Company has been in default on its loan covenants with its Lender since July 1995. In August 1996, the Company negotiated an agreement with its Lender to revise certain covenants to bring the Company into compliance. Among other provisions, the negotiated terms provide for extensive revisions to all financial ratio covenants consistent with a revised detailed financial plan developed by Management. In addition, the Company must satisfy certain conditions including raising $1,500,000 through a Private Placement with net proceeds of at least $1,250,000.

  The level of past due trade payables has increased significantly since March 1996. To resolve this situation, the Company successfully concluded a restructuring of certain trade payables totaling $734,000. The trade creditors holding these payables agreed to exchange the amounts owed for a combination of 15% cash, 18% cash payable in 15 equal monthly installments and 67% stock. The restructuring is subject to completion of the Private Placement. The price of the stock to be issued to the trade creditors is to be the greater of $2.25 per share or the lower of: (a) 80% of the average closing price at which the Class A Common Stock of the Company trades during the 30 calendar day period following the date of closing of this offering or (b) the lowest closing price at which the Class A Common Stock trades during such 30-day period.

  If the Company is unsuccessful in completing the Private Placement, the Lender Agreement or the Trade Payable Agreement, the Company's ability to continue as a going concern will be in doubt.

  The Company had a working capital deficit of $3,496,537 as of June 30, 1996. If the Company receives the Private Placement proceeds, finalizes the Lender Agreement and completes the Trade Payable Agreement, it will

                                  IRATA, INC.

have working capital of approximately $500,000. Management intends to use the proceeds for the initial payments under the Trade Payable Agreement, payment of delinquent sales and use taxes, building of approximately 100 new booths and other working capital purposes.

3. STOCKHOLDERS' EQUITY

 Preferred Stock

  The Company is authorized to issue up to 100,000 shares of preferred stock, none of which are outstanding. The Company's Board of Directors is authorized to provide for the issuance of the preferred stock in series, to establish the number of shares to be included in each such series and to fix the designation, powers, preferences and rights of the shares of each such series and the qualifications, rights, conversion privileges, dividend rates, redemption rights, sinking fund provisions and liquidation rights which shall be superior to the common stock.

 Common Stock

  The Company is authorized to issue up to 20,000,000 shares of Class A Common Stock with a par value of $.10 per share and 1,500,000 shares of Class B Common Stock with a par value of $.01 per share. Class B Common Stock shareholders are entitled to receive the same distribution as Class A Common Stock shareholders, up to the Distribution Amount after the Company has accumulated retained earnings equal to $1,000,000. The Distribution Amount is the lessor of $1,000,000 or the aggregate of $750,000 plus interest at a rate of 3% per annum compounded yearly, computed on the amount by which $750,000 plus any accrued interest exceeds the amount distributed to the holders of Class B Common Stock. The accrual started with the filing of the Articles of Incorporation (March 12, 1992). On September 29, 1993 the shareholders approved an amendment to the Company's Articles of Incorporation providing for the cancellation and retirement of the Class B Common Stock once the holders receive the Distribution Amount.

  The holders of Class A Common Stock are each entitled to one vote for every share held and have the exclusive right to vote for the election of directors, unless the Board of Directors includes the right to vote for directors in any series of preferred stock issued. Holders of Class B Common Stock have no voting privileges, except as provided by law. Holders of Class B Common Stock will not share in dissolution until $1,000,000 is received by holders of Class A Common Stock and their share is limited to the Distribution Amount.

  During the years ended June 30, 1995 and 1996, the Company awarded 9,619 and 3,413 shares, respectively, of Class A Common Stock to employees. Compensation expense was recognized for the stock awards totalling $29,945 and $13,652, respectively, based on the fair value of the common stock awarded. In March 1996 the Company issued 4,047 shares of Class A Common Stock to a stockholder in connection with a 1993 agreement. The shares were valued at $405.

 Options

  In October 1994, the Board of Directors of the Company increased the number of Class A Common Stock shares available to the stock option plan from 175,900 to 350,000. Stock options granted may be either qualified incentive stock options or non qualified options. The exercise price must be at least 100% of the fair market value per share of the stock on the date of grant, except that such price must be at least 110% of the fair market value per share for any grantee who owns more than 10% of the outstanding shares of Class A Common Stock. The options are exercisable over a period of ten years with the initial right to exercise starting on the date of grant.

  In October 1993, the Company granted 52,770 options each to an officer and former officer of the Company and 17,590 options each to a director and former director of the Company to purchase Class A Common Stock

                                  IRATA, INC.

at $5.00 per share. The options have a five year term and are immediately exercisable. In January 1995 the Company amended options granted to the director and former director of the Company from 17,590 to 25,000 options.

  In May 1994, the Company granted 45,000 options to a former officer of the Company to purchase Class A Common Stock at $5.00 per share. The options are exercisable in increments of 15,000 over a three year period commencing May 1995 subject to the officer being in the employ of the Company on the anniversary dates. The officer resigned in June 1996, therefore, 15,000 shares were cancelled and 30,000 shares remain exercisable.

  In connection with the registration statement, the underwriters received an option to purchase up to 110,000 Equity Units at $7.25 per Equity Unit exercisable over a four year period commencing one year from the effective date of the registration statement.

  In January 1995, the Company granted up to 50,000 options to a former officer of the Company to purchase Class A Common Stock exercisable at $5.00 per share. The options vest in increments of one share for each $100 in financing achieved by the Company prior to December 31, 1995. In June 1995, the Company entered into the Loan Agreement for a $3,500,000 line of credit. The Lender advanced $2,115,000 prior to this date. Therefore, 21,150 options were exercisable as of June 30, 1996. The options have a five year term.

  In May 1995, the Company granted 50,000 options to purchase Class A Common Stock at $5.00 per share in connection with an employment agreement entered into between the Company and a former officer. The options have a five year term and are immediately exercisable.

  The following schedule summarizes the changes in employee and other stock options:

                                                              OPTION PRICE
                                                        ------------------------
                                              NUMBER OF             TOTAL OPTION
                                               SHARES    PER SHARE     PRICE
                                              --------- ----------- ------------
   Outstanding at June 30, 1994
    (250,720 exercisable)....................  295,720  $5.00-$7.25  $1,726,100
   For the year ended June 30, 1995:
     Granted.................................   99,820     $5.00        499,100
     Canceled................................       --                       --
                                               -------               ----------
   Outstanding at June 30, 1995
    (348,540 exercisable)....................  395,540                2,225,200
   For the year ended June 30, 1996:
     Granted.................................       --                       --
     Canceled................................  (28,850)    $5.00       (144,250)
                                               -------               ----------
   Outstanding at June 30, 1996
    (366,690 exercisable)....................  366,690               $2,080,950
                                               =======               ==========

  Warrants

  In connection with a private placement in fiscal year 1993, the Company issued warrants to soliciting brokers to purchase 8,464 shares of Class A Common Stock at $3.66 per share through March 31, 1997.

  In connection with the Bridge Financing completed in January 1994, the Company issued 300,000 warrants to purchase Class A Common Stock at an exercise price of $2.50 per share through December 20, 1996.

                                  IRATA, INC.

  The 1,100,000 redeemable stock warrants included in the Equity Units from the public offering and the 165,000 redeemable stock warrants from the exercise of the overallotment are exercisable for $7.00 at any time for three years after issuance. The stock warrants are subject to redemption by the Company six months following the date of the offering for $.01 per warrant in the event the Class A Common Stock trades in excess of $9.00 per share for 20 consecutive business days.

  In connection with the short-term financing in March 1995, the Company issued 25,000 warrants to purchase Class A Common Stock at an exercise price of $5.00 per share. The warrants have a 5 year term.

  In connection with the Loan Agreement (see Note 4), the Company issued warrants to purchase Class A Common Stock at an exercise price of $6.63 per share of Class A Common Stock subject to anti-dilution provisions. As of June 30, 1996, 470,000 warrants were exerciseable through June 1, 2000. An additional 21,000 warrants to purchase Class A Common Stock was issued to a third party in connection with the private placement at an exercise price of $5.00. These warrants are all exerciseable and expire on June 1, 2000.

  In connection with the short-term financing in December 1995 (see Note 4), the Company issued 16,000 warrants to purchase Class A Common Stock at an exercise price of $4.00 per share through December 21, 2000.

4. DEBT

  In June 1995, the Company entered into a Loan Agreement with a Lender for a $3,500,000 line of credit, evidenced by a Note and Security Agreement granting to the Lender a first lien security interest in the assets of the Company. The terms of the Loan Agreement provided an initial draw of $1,800,000 on June 5, 1995 which was used to pay an existing bank loan of $500,000, pay fees and costs associated with obtaining this line of credit, and provide working capital needs. Subsequent loan draws are to provide the Company with amounts equal to $5,000 for each new Video Foto booth placed in service during the term of the Loan Agreement. The Loan Agreement provides for payments of interest only at an annual rate of 12% due on July 1, 1995, and the first day of each month thereafter until maturity on June 2, 1998 at which time all outstanding principal is due and payable. The Company may pay off the loan at an earlier date incurring a penalty not to exceed 2% of the total available borrowing limit available during the preceding year. The Company also will pay the Lender an annual commitment fee of $35,000. As part of the Loan Agreement the Company also entered into a Warrant Purchase Agreement whereby the Lender may receive warrants to purchase up to 260,000 shares of the Company's Class A Common Stock. The warrants must be exercised within 5 years from the closing date of the loan agreement and the exercise price is $6.63 per share of Class A Common Stock subject to anti-dillution provisions. The warrants are exercisable as follows:

            100,000   exercisable from June 2, 1995 to June 1, 2000
            120,000   exercisable from June 2, 1996 to June 1, 2000
             40,000   exercisable from June 2, 1997 to June 1, 2000
            -------
            260,000
            =======

  The 120,000 and 40,000 warrants are only exercisable if the Company has not paid off the remaining balance of the line of credit prior to the exercisable dates noted in the table above.

  Additionally, in June 1995, the Company and the Lender entered into a Loan Commitment Agreement whereby the Lender agreed to enter into an additional $2,000,000 Loan Agreement upon satisfaction of certain conditions including the full funding of the $3,500,000 line of credit. The terms of the $2,000,000 line of credit are to be similar to the terms of the $3,500,000 line of credit and the funds are for the construction of new Video Foto booths. As a result of this Loan Commitment, the Lender and the Company entered into a Warrant Purchase

                                  IRATA, INC.

Agreement whereby the Lender may receive warrants to purchase up to 250,000 shares of the Company's Class A Common Stock. The warrants must be exercised within 5 years from June 2, 1995. The exercise price is $6.63 per share of Class A Common Stock subject to anti-dilution provisions. The warrants are exercisable as follows:


            140,000 exercisable from June 2, 1995 to June 1, 2000
            110,000 exercisable from January 10, 1996 to June 1, 2000
            -------
            250,000
            =======

  The Company also issued 21,000 warrants to purchase Class A Common Stock with an exercise price of $5.00 to a third party in connection with the Loan Agreement. These warrants are all exercisable and expire in the year 2000.

  The Company capitalized the costs of obtaining the financing totaling $709,093, which includes the 240,000 warrants exercisable by the Lender at June 30, 1995 and the 21,000 issued to the third party all at a value of $1.20, as deferred loan costs, to be amortized over the life of the Loan Agreement. The warrants were determined to have a fair value, by independent appraisal, of $1.20 for each share of Class A Common Stock the warrant holder is entitled to purchase. The remaining 270,000 warrants will be capitalized as deferred loan costs at their fair value if and when they become exercisable as noted above.

  In June 1996 an additional 230,000 warrants became exercisable. These warrants were determined to have a fair value of $.01 for each share of Class A Common Stock the warrant holder is entitled to purchase. The Company capitalized the costs of the warrants as deferred loan costs, to be amortized over the life of the Loan Agreement.

  Subsequent to June 5, 1995, the Lender provided the Company with $315,000 in additional draws for booths placed in service. In connection with the Lender Agreement negotiated in August 1996, the annual commitment fee due June 1996 was added to the outstanding principal.

  The Loan Agreement contains various loan covenants and the Company is in default. (See note 2)

  In February 1995, the Company issued an unsecured promissory note to a vendor for $223,384. The note bore interest at 15% with a maturity date of January 3, 1996. The unpaid principal balance of $63,389 is included in the Trade Payable Agreement. (See note 2)

  In February 1995, the Company borrowed $100,000 from a financial institution to be utilized as short-term working capital. The note bore interest at 11% and was due in November 1995. However, the Company paid the principal and interest due in March 1995.

  In March 1995, the Company borrowed $500,000 from a financial institution to be utilized as short-term working capital. The note bore interest at 11% and was due in September 1995. However, the Company paid the principal and interest due in June 1995.

  In December 1995, the Company borrowed $160,000 from related parties, issuing unsecured promissory notes. The notes bear interest at prime plus 1% with a maturity date of June 5, 1996. In connection with the borrowing, the Company issued warrants to purchase 16,000 shares of Class A Common Stock at $4.00 per share. Interest expense on these loans for 1996 was $5,415.

5. COMMITMENTS

 Leases

  The Company leases its office and warehouse facilities under noncancelable operating leases expiring at various dates through April 30, 2001. In May 1995 the Company entered into a noncancelable operating lease

                                  IRATA, INC.

for its marketing office space expiring May 31, 1998. The Company closed this office in May 1996 and entered into a sub-lease for approximately 70% of base rent. Rental expense for the leases were $48,593 and $111,636 for the years ended June 30, 1995 and 1996, respectively.

  Future minimum lease payments, by year and in the aggregate, excluding sublease income, under these leases consisted of the following at June 30, 1996:

      1997............................................................. $ 97,183
      1998.............................................................   92,374
      1999.............................................................   84,085
      2000.............................................................   84,085
      2001.............................................................   74,770
                                                                        --------
                                                                        $432,497
                                                                        ========

  In addition to the noncancelable operating leases, the Company leases space for each Booth operating under cancelable lease agreements. The lease terms for each Booth location are generally less than three months and the agreements are renewable on a month-to-month basis.

  In connection with certain Booth leases, the Company recognized revenue of approximately $630,000 and $780,000 for the years ended June 30, 1995 and 1996, respectively from Booths located in various stores owned by one national discount store chain. The Company also recognized revenue of approximately $416,000 and $507,000 for the years ended June 30, 1995 and 1996, respectively from Booths located in various stores owned by one national arcade.

 License Agreements

  The Company has an agreement to use software and pays a monthly maintenace fee of $2.50 for each booth in operation up to a cap of $3,000 per month. In addition, the Company pays an initial $100 fee for each new 600 dpi printer software installed in a booth up to 500 copies. Additional copies may be purchased at $75 each. The Company incurred obligations of $9,535 and $34,837 in 1995 and 1996, respectively. The maintenance fee is charged to cost of sales when incurred and the initial fee is amortzed over three years.

 Litigation

  The Company, in the normal course of business, is a party to a number of lawsuits and other proceedings. The company's Management does not expect that the results of these lawsuits and proceedings will have a material impact on the Company's financial position or results of operations.

6. INCOME TAXES

  At June 30, 1996, the Company has net operating loss carryforwards of approximately $4,980,000, subject to limitations as described below and will expire in 2009 through 2011.

  In May 1994, the Company successfully filed a registration statement experiencing an ownership change and consequently is subject to limitation on the utilization of $1,385,000 of its net operating loss under the Internal Revenue Code of 1986. The annual limitation for utilizing the net operating losses prior to the ownership change is $240,000. To the extent the annual limitation exceeds the Company's taxable income for a given year, the excess may be added to a subsequent year's limitation.

                                  IRATA, INC.

  Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax liabilities and assets are as follows:

                                                           1995        1996
                                                        ----------  -----------
Deferred tax liabilities:
  Tax over book depreciation........................... $  309,852  $   363,266
                                                        ----------  -----------
    Total deferred tax liabilities.....................    309,852      363,266
Deferred tax assets:
  Net operating loss carryforwards.....................  1,008,298    1,693,082
  Other................................................     36,968       60,041
                                                        ----------  -----------
    Total deferred tax assets..........................  1,045,266    1,753,123
                                                        ----------  -----------
    Net deferred tax asset.............................    735,414    1,389,857
  Valuation allowance for deferred tax assets..........   (735,414)  (1,389,857)
                                                        ----------  -----------
    Net deferred taxes................................. $       --  $        --
                                                        ==========  ===========

7. RELATED PARTY TRANSACTIONS

  The Company expensed $120,000 and $59,700 during the year ended June 30, 1995 and 1996, respectively, in exchange for consulting and legal services from a stockholder and a director. At June 30, 1996, the Company owed related parties $59,000 which is included in accounts payable.

                                  SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the City of Houston, State of Texas, on the 15th day of October, 1996.

                                          Irata, Inc.

                                             /s/   Robert A. Searles, Jr.
                                          By: _________________________________
                                                  Robert A. Searles, Jr.
                                               President and Chief Executive
                                                          Officer

  Pursuant to the requirements of the Securities Exchange Act of 1934, this Amendment was signed by the following persons in the capacities stated on October 15, 1996.

             SIGNATURE                           TITLE                    DATE
             ---------                           -----                    ----
  /s/   Robert A. Searles, Jr.        President, Chief Executive    October 15, 1996
------------------------------------   Officer and Director
       Robert A. Searles, Jr.

   /s/   Andrew J. Clark, III         Director                      October 15, 1996
------------------------------------
        Andrew J. Clark, III
      /s/   John D. Higgins           Director                      October 15, 1996
------------------------------------
          John D. Higgins

                                 EXHIBIT INDEX

 EXHIBIT
 NUMBER                                DESCRIPTION
 -------                               -----------
  1.1*   --Form of Underwriting Agreement between the Company and the
          Underwriters.
  1.2*   --Form of Unit Purchase Option between the Company and the
          Underwriter.
  2.1*   --Formation and Settlement Agreement dated effective as of March 23,
          1992 by and among the Company, Buffalo Incorporated, Names 'N Faces, Inc.,
          Lone Star Photo Video, Inc. and the C. W. Moody Family Trust.
  3.1*   --Articles of Incorporation of the Company.
  3.2*   --Articles of Amendment to the Articles of Incorporation of the
          Company filed October 8, 1993.
  3.3*   --Articles of Amendment to the Articles of Incorporation of the
          Company filed December 22, 1993.
  3.4*   --By-laws of the Company.
  4.1*   --Form of Warrant to purchase shares of Class A Common Stock issued to
          Hill Branscomb, Steve Ewing Kevin Kimberlin, J. T. Trotter and George V. Kane, Jr.
  4.2*   --Warrant Agreement dated December 20, 1993 by and among the Company, the Underwriter and American Stock Transfer & Trust Company,
          including form of Selling Securityholder Warrant Certificate.
  4.3*   --Form of Warrant Agreement among the Company, the Underwriter and
          Continental Stock Transfer & Trust Company, including form of
          Redeemable Warrant Certificate.
  4.4*   --Form of the Company's 8% Convertible Notes dated September 1, 1993.
  4.5*   --Loan Agreement and exhibits dated June 2, 1995 between the Company and the Lender.
  4.6*   --Warrant Purchase Agreement dated June 2, 1995 between the Company and the Lender.
  4.7*   --Security Agreement between the Company and Lender for a first lien security interest in the assets of the Company.
  4.8*   --Form of Warrant to purchase shares of Class A Common Stock issued to a third party in connection with the Loan Agreement.
 10.1*   --Release and Exchange Agreement dated effective as of March 23, 1992 between the Company and Hill Branscomb.
 10.2*   --Form of Investor Release and Exchange Agreement dated effective as of March 31, 1992 between the Company and an investor in Buffalo
          Incorporated.
 10.3*   --Assignment dated June 22, 1992 from the C. W. Moody, Jr. Family
          Trust to the Company.
 10.4*   --General Conveyance, Assignment and Transfer dated effective as of
          June 22, 1992 from Lone Star Photo Video, Inc. to the Company.
 10.5*   --Letter Agreement dated April 8, 1992 Between Data East U.S.A., Inc.
          and the Company.
 10.6*   --Settlement and Release Agreement dated effective as of August 11,
          1993 between Data East U.S.A., Inc., and the Company.
 10.7*   --Employment Agreement dated June 15, 1992 between the Company and
          Robert A. Searles, Jr.
 10.8*   --First Amendment to Employment Agreement between the Company and
          Robert A. Searles dated September 1, 1993.
 10.9*   --Employment Agreement dated September 1, 1993 between the Company and
          M. G. Morgan.
 10.10*  --First Amendment to Employment Agreement between the Company and M.
          G. Morgan dated effective as of January 19, 1994.
 10.11*  --Stock Option Plan of the Company.
 10.12*  --Stock Option Agreement dated February 8, 1994 between the Company and Robert A. Searles, Jr.
 10.13*  --Stock Option Agreement dated February 8, 1994 between the Company and M. G. Morgan.
 10.14*  --Stock Option Agreement dated February 8, 1994 between the Company and Andrew J. Clark, III.
 10.15*  --Stock Option Agreement dated February 8, 1994 between the Company and Richard W. Fairchild.
 10.16*  --Memorandum of Agreement dated effective February 1994 between the
          Company, J. T. Trotter and George V. Kane, Jr.
 10.17*  --Form of Consulting Agreement to be dated the Effective Date of the
          Registration Statement between the Company and Royce Investment
          Group, Inc.

 EXHIBIT
 NUMBER                               DESCRIPTION
 -------                              -----------
 10.18*  --Form of Warrant to purchase shares of Class A Comon Stock issued to
          J. T. Trotter.
 10.19*  --Employment Agreement dated May 1, 1995 between the Company and
          Richard W. Fairchild.
 10.20*  --Stock Option Agreement dated January 17, 1995 between the Company and Andrew J. Clark, III.
 10.21*  --Stock Option Agreement dated January 17, 1995 between the Company and Richard W. Fairchild, Jr.
 10.22*  --Stock Option Agreement dated January 17, 1995 between the Company and M.G. Morgan.
 10.23*  --Stock Option Agreement dated January 17, 1995 between the Company and Deborah Schmid.
 10.24*  --Stock Option Agreement dated May 1, 1995 between the Company and
          Richard W. Fairchild, Jr.
 10.25*  --Letter of Credit dated August 24, 1996 between a financial institution and the Company.

--------
* Filed as exhibits to the Company's Form SB2 Registration Statement (File No. 33-75216) effective May 11, 1994 and to the Company's Form 10-KSB for the fiscal year ended June 30, 1995.