Form 10QSB
period 1996-09-30
IRATA INC
filed 1996-11-14
CIK 889364

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549




                                  FORM 10-QSB

X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
-  ACT OF

   FOR THE QUARTERLY PERIOD ENDED: SEPTEMBER 30, 1996

                                      OR

_  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
   ACT OF 1934 FOR THE TRANSITION PERIOD FROM                    TO

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

                                 Yes X    No
                                    ----  ----

  At November 13, 1996 there were 4,950,071 shares of Class A Common
Stock, par value $0.10 per share, outstanding and 1,500,000 shares of Class B Common Stock, par value $0.01 per share, outstanding.

                                  IRATA, INC.

                             INDEX TO FORM 10-QSB

                   FOR THE QUARTER ENDED SEPTEMBER 30, 1996



Part I Financial Information (unaudited)

       Item 1. Financial Statements

            Statement of Operations                                                                     2

            Balance Sheet                                                                               3

            Statement of Cash Flows                                                                     5

            Notes to Financial Statements                                                               6

       Item 2. Management's Discussion and Analysis of Financial Condition and Results of
         Operations                                                                                     8

Part II Other Information

      None

Signatures                                                                                             11


                         PART I. FINANCIAL INFORMATION

                                  IRATA, INC.
                           STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                                                THREE MONTHS ENDED
                                                                                 SEPTEMBER 30,
                                                                         ----------------------------
                                                                              1995          1996
                                                                         ---------------------------
Revenues                                                                  $ 2,118,558     $ 1,827,651
Cost of services:
  Site rent                                                                   739,630         691,768
  Route labor                                                                 225,987         180,170
  Equipment depreciation                                                      239,349         247,295
  Consumables                                                                 166,437         189,085
  Freight and installation costs                                               57,830          73,268
  Loss on disposal of property & equipment                                    115,936          57,903
  Other costs of service                                                       37,229          41,778
                                                                          -----------     -----------
Total cost of services                                                      1,582,398       1,481,267
                                                                          -----------     -----------
Gross profit                                                                  536,160         346,384
Selling, general and administrative expenses:
  Salaries and wages                                                          292,279         238,092
  Professional fees                                                            81,485         196,012
  Insurance                                                                    33,542          20,133
  Marketing                                                                    34,167           9,606
  Travel and entertainment                                                      3,409           6,627
  Depreciation and amortization                                                 8,094          11,384
  Personal property and franchise taxes                                             0          29,877
  Office expense                                                               71,221          70,348
  Bad debt                                                                      4,824               0
                                                                          -----------     -----------
Total selling, general and administrative expenses                            529,021         582,079
                                                                          -----------     -----------
Operating income (loss)                                                         7,139        (235,695)
Other income (expense):
  Interest expense                                                            (67,874)        (62,924)
  Financing costs                                                             (68,499)        (67,842)
  Interest income                                                                 166               0
  Other, net                                                                    1,419           1,336
                                                                          -----------     -----------
Total other income (expense)                                                 (134,788)       (129,430)
                                                                          -----------     -----------
Net loss                                                                     (127,649)       (365,125)
                                                                          ===========     ===========
Net loss per share                                                        $     (0.05)    $     (0.14)
                                                                          ===========     ===========

Weighted average number of common or equivalent shares outstanding          2,542,611       2,550,071
                                                                          ===========     ===========



                            See accompanying notes.

                         PART I. FINANCIAL INFORMATION

                                  IRATA, INC.

                                 BALANCE SHEET

                                  (UNAUDITED)

                                    ASSETS
                                    ------


                                                                SEPTEMBER 30,
                                                                    1996
                                                                -------------
Current assets:
  Cash                                                          $     16,359
  Accounts receivable-trade, net of $10,000 allowance                411,425
  Accounts receivable-other                                           21,014
  Consumable inventory                                               230,205
  Prepaids and other current assets                                   94,542
                                                                ------------
        Total current assets                                         773,545

Property and equipment, at cost:
  Equipment-Booths                                                 6,145,202
  Components and hardware                                            527,084
  Furniture, fixtures and equipment                                  232,393
                                                                ------------
                                                                   6,904,679
  Accumulated depreciation                                        (1,815,071)
                                                                ------------
        Total property and equipment, net                          5,089,608

Other assets:
  Deferred loan costs, net                                           414,722
  Other, net                                                          65,568
                                                                ------------
                                                                     480,290
                                                                ------------
        Total assets                                            $  6,343,443
                                                                ============


                         PART I. FINANCIAL INFORMATION

                                  IRATA, INC.

                           BALANCE SHEET (CONTINUED)

                                  (UNAUDITED)

                     LIABILITIES AND STOCKHOLDERS' EQUITY




                                                                                    SEPTEMBER 30,
                                                                                        1996
                                                                                    -------------
Current liabilities:
  Trade accounts payable                                                             $  1,192,228
  Sales and use tax payable                                                               563,453
  Short-term notes-stockholders                                                           160,000
  Site rents payable                                                                       14,467
  Other accrued liabilities                                                               188,985
                                                                                     ------------
        Total current liabilities                                                       2,119,133

Long-term debt                                                                          2,150,000

Commitments

Stockholders' equity:
  Preferred stock, $1 par value:
       100,000 shares authorized, zero issued                                                 ---
  Class A common stock, $.10 par value:
       20,000,000 shares authorized, 2,550,071 issued and outstanding                     255,007
  Class B common stock, $.01 par value:
       1,500,000 shares authorized, issued and outstanding                                 15,000
  Additional paid-in capital                                                            6,504,991
  Accumulated deficit                                                                  (4,700,688)
                                                                                     ------------
        Total stockholders' equity                                                      2,074,310
                                                                                     ------------
        Total liabilities and stockholders' equity                                   $  6,343,443
                                                                                     ============


                            See accompanying notes.

                         PART I. FINANCIAL INFORMATION

                                  IRATA, INC.

                            STATEMENT OF CASH FLOWS

                                  (UNAUDITED)


                                                                                       THREE MONTHS ENDED
                                                                                          SEPTEMBER 30,
                                                                                   ----------------------------
                                                                                         1995            1996
                                                                                   ----------------------------
Operating activities
  Net loss                                                                          $  (127,647)    $  (365,125)
  Adjustments to reconcile net loss to net cash provided (used) by operating activities:
  Depreciation and amortization                                                         247,443         258,681
  Financing costs                                                                        68,499          70,758
  Loss on disposal of property and equipment                                            115,936          57,903
  Changes in operating assets and liabilities:
  Accounts receivable - trade                                                            20,177          61,162
  Accounts receivable - other                                                            (4,246)        (10,829)
  Other current assets                                                                  (31,796)        (64,465)
  Other assets                                                                          (17,665)        (10,476)
  Accounts payable                                                                       78,859            (990)
  Sales and use tax payable                                                              95,624          (1,493)
  Site rents payable                                                                     17,853        (120,551)
  Other accrued liabilities                                                             (51,396)         22,271
                                                                                   ------------     -----------
Net cash provided (used) by operating activities                                        411,641        (103,154)

Investing activities
  Purchases of property and equipment                                                  (689,886)        (54,839)
                                                                                   ------------     -----------
Net cash used in investing activities                                                  (689,886)        (54,839)

Financing activities
  Proceeds from Loan Agreement, net                                                     315,000             ---
  Principal payments on short-term notes                                                (70,021)            ---
                                                                                   ------------     -----------
Net cash provided by financing activities                                               244,979             ---
                                                                                   ------------     -----------

Net (decrease) increase in cash and cash equivalents                                    (33,266)       (157,993)
Cash and cash equivalents at beginning of year                                          186,052         174,352
                                                                                   ------------     -----------
Cash and cash equivalents at end of period                                         $    152,786     $    16,359
                                                                                   ============     ===========


                            See accompanying notes.

                                  IRATA, INC.

                         NOTES TO FINANCIAL STATEMENTS

                                  (UNAUDITED)

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   Organization

  IRATA, Inc. (the "Company") was incorporated March 20, 1992 under the laws of the State of Texas, for the purpose of acquiring and operating VIDEO FOTO booths ("Booths") throughout the United States at shopping malls, theme parks, discount stores and other areas of high traffic. The Booths produce a black & white computer generated, laser printed image superimposed on a variety of background options.

  The accompanying unaudited interim financial statements of the Company have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information in footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to these rules and regulations. The accompanying unaudited interim financial statements reflect all adjustments which the Company considers necessary for a fair presentation of the results of operations for the interim periods covered and for the financial condition of the Company at the date of the interim balance sheet. All such adjustments (except as otherwise disclosed herein) are of a normal recurring nature. Results for the interim periods are not necessarily indicative of results for the year.

 Revenue Recognition

  The Company recognizes revenue as products and services are provided. Location owners where booths are sited are paid a fixed rental, percentage of net revenues or a combination thereof, which is recorded as site rent. The independent service contractor is also paid a fixed commission,a percentage based upon the net revenues generated by the Booths serviced by him, or a combination thereof, which is recorded as route labor.

 Statement of Cash Flows

   Supplemental disclosures of cash flow information are as follows:

                                                              1995              1996
                                                              ----              ----
          Interest paid                                     $59,310           $65,210
          Taxes paid                                             --                --
          Reduction of Sales and Use Taxes Payable               --            55,000

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

                                                      ESTIMATED
                                                      ---------
                                                      USEFUL LIFE
                                                      -----------
          Booths                                     5 to 7 Years
          Furniture, Fixtures and Equipment          3 to 7 Years

  Components and hardware consist of parts used to construct and repair Booths. No depreciation is provided on new parts until they are installed into a Booth and that Booth is placed into service.

                                  IRATA, INC.

                                  (UNAUDITED)

2.  SUBSEQUENT EVENTS

 Private Placement

  On November 1, 1996 the Company had an initial closing on $1,200,000 of a $1,500,000 Private Offering to Accredited Investors of Units (the "Private Placement"), each Unit consisting of 50,000 shares of Class A Common Stock and 50,000 Common Stock Purchase Warrants. The Offering Price is $25,000 per Unit. The maximum offering is 69 Units ($1,725,000). On November 1, 1996 the Company received proceeds of $1,044,000 from the initial $1,200,000 closing of the Private Placement.

  Each warrant will be exerciseable for a period of three years after the initial closing date into one share of common stock at an exercise price equal to $1.00 per share during the first two years and $1.50 per share thereafter. The Warrants will be protected against dilution upon the occurrence of certain events, including, but not limited to, sales of shares of common stock for less than fair market value, certain dividends, split-ups, reclassifications, and asset sales. The Company has agreed to register for resale the shares issued at closing and the shares issued or issuable upon exercise of the Warrants under the Securities Act of 1933, on or prior to December 31, 1996, subject to certain lock-up provisions. If the registration is not declared effective by March 1, 1997, then the Company will issue to each investor 5,000 shares for each unit. If the registration statement is not declared effective by April 1, 1997, then the Company will issue an additional 5,000 shares for each unit.

  Approximately $128,000 of the proceeds was used for the initial payment to creditors under the Trade Payable Agreement. An additional $371,000 was used to pay a State of Texas Sales and Use Tax Audit assessment. The remainder of the proceeds will be used to assemble new booths and for working capital purposes.


Lender Agreement

  On October 31, 1996 the Company executed an Amended and Restated Loan Agreement (the "Lender Agreement"). The Lender has agreed to reinstate the Original Agreement of June 5, 1995 and waive the existing defaults. The Company had been in default on its loan covenants with its Lender since July 1995.

  The Lender Agreement provides for payments of interest only at an annual rate of 12% commencing November 1, 1996, and the first day of each month thereafter until maturity on June 2, 1998 at which time all outstanding principal is due and payable. The facility fee of $35,000 due on June 1, 1996, and certain legal fees and consulting expenses of $97,639 incurred by the Lender were added to the principal resulting in a total principal outstanding of $2,247,639 as of October 31,1996. Among other provisions, the negotiated terms provide for extensive revisions to all financial ratio covenants consistent with a revised detailed financial plan developed by Management.

                                  (UNAUDITED)

 Trade Payable Agreement

  The level of past due trade payables had increased significantly since March 1996. To resolve this situation, effective November 1, 1996, the Company successfully concluded a restructuring of certain trade payables totaling $734,000 (the "Trade Payable Agreement"). The trade creditors holding these payables agreed to exchange the amounts owed for a combination of 15% cash, 18% cash payable in 15 equal monthly installments and 67% stock. The price of the stock to be issued to the trade creditors is to be the greater of $2.25 per share or the lower of: (a) 80% of the average closing price at which the Class A Common Stock of the Company trades during the 30 calendar day period following the date of closing of this offering or (b) the lowest closing price at which the Class A Common Stock trades during such 30-day period. On November 1, 1996, the Company issued checks totalling $128,000 to the trade creditors for the 15% initial payment and the first two monthly installments.



                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

  The following discussion and analysis should be read in conjunction with the Financial Statements and Notes thereto, and is qualified in its entirety by the foregoing and by other more detailed financial information appearing elsewhere.

  Irata, Inc., a Texas Corporation (the "Company"), was incorporated on March 20, 1992. The Company has developed and operates a computerized version of the traditional self service photo booth known as Video Foto. Video Foto booths combine traditional photo options with a variety of souvenir, novelty, and amusement options, utilizing computer imaging technology, a black & white laser printing device, and other hardware and software. Booths provide customers a variety of photo product options, including various traditional prints ranging in size up to 8~x10~, and novelty items such as a "Wanted Poster", newspaper front page, photo calendar, etc.

  The Company's strategy is to grow by placing on location a steadily increasing number of additional Video Foto booths. The Company also is attempting to maximize average revenue per booth by placing the booths in locations that meet the Company's criteria, while simultaneously relocating booths to more profitable locations when booths are determined to be performing below standard.

  The Company's levels of monthly sales revenues are affected by seasonal increases and decreases in customer traffic. The Company's experience shows that June, July, August, and December generate the highest levels of traffic through its booths, with peak revenues experienced during school breaks and holiday shopping periods. Additionally, revenues of the Company are generally affected by adverse weather conditions or any economic downturn having a material affect on traffic patterns of retail customers or tourists.

  During the three months ended September 30, 1996 the Company's number of booths on location decreased by 39 Booths. The decrease was primarily attributable to the removal of 41 Booths from locations of one national arcade at the request of the customer. Approximately 20 of the Booths removed were generating less than the average revenue.

RESULTS OF OPERATIONS

 Three Months Ended September 30, 1995 Compared to Three Months Ended September 30, 1996

  Revenues. Revenues decreased 14% from $2,118,558 for the three month period ended September 30, 1995 to $1,827,651 for the three month period ended September 30, 1996. The decrease in revenues was primarily attributable to the lower number of booths on location and attrition in revenue at booths installed for more than one year.

  Cost of Services. Cost of services, as a percent of revenue, increased from 75% to 81% for the three months ended September 30, 1995 and 1996, respectively. The increase is primarily attributable to site rent expense as a percentage of revenue increasing to 38% in 1996 from 35% in 1995 for two reasons. First, the number of theme park locations, which have a 50% site rent percentage, increased at a greater rate than locations with lower rent factors. Second, revenues at certain mall locations with fixed monthly rents decreased causing the site rent expense to increase as a percentage of revenue. Management believes that its efforts to lower fixed rents at mall locations and its booth relocation program of moving to sites with higher revenue will reduce the site rent percentages in the future.

  Selling, General, and Administrative Expenses. Selling, general, and administrative expenses, as a percent of revenues, were 29% and 40% for the quarters ending September 30, 1995 and 1996, respectively. This increase was primarily attributable to a $115,000 increase in professional fees related to restructuring activities.

  Other Expense. Interest expense and financing costs were $136,373 and $130,766 for the three months ended September 30, 1995 and 1996, respectively. These expenses are attributable to the $3,500,000 line of credit loan.

  Net Operating Results. For the three months ended September 30, 1996 the Company realized a net loss of $365,125 versus a net loss of $127,649 for the three months ended September 30, 1995. This difference is attributable primarily to the lower revenues and reduced gross profit in 1996.




LIQUIDITY AND CAPITAL RESOURCES

  For the three months ended September 30, 1996 net cash used in operating activities was $103,154 as compared to $411,641 cash provided by operating activities for the three months ended September 30, 1995. Net cash used in 1996 is primarily due to a decrease in site rents payable to mall locations. The net cash provided in 1995 is primarily attributable to depreciation and other non-cash expense items of $430,000.

  On November 1, 1996 the Company received proceeds of $1,044,000 from the initial $1,200,000 closing of the $1,500,000 Private Placement. Also, on October 31, 1996 the Company and its Lender executed an Amended and Restated Loan Agreement. Lastly, on November 1, 1996 the Company paid $128,000 to certain trade creditors which finalized the Trade Payable Agreement. As a result of these events, the Company will have positive working capital and sufficient liquidity to resolve certain other past due obligations and satisfy future obligations as they become due. Other than the purchase of new booths, the Company does not expect to have any significant capital expenditures for the foreseeable future.

                                  SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  Irata, Inc.



                                  By:  /s/ Lance P. Wimmer
                                       --------------------------------------
                                       Lance P. Wimmer
                                       President

Dated: November 14, 1996