Form 10QSB
period 1996-12-31
IRATA INC
filed 1997-02-18
CIK 889364

                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             ----------------------


                                  FORM 10-QSB

X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
-  ACT OF

_  FOR THE QUARTERLY PERIOD ENDED: DECEMBER 31, 1996

                                       OR

   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
   ACT OF 1934 FOR THE TRANSITION PERIOD FROM              TO

                         COMMISSION FILE NUMBER 1-13068

                                  IRATA, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


              TEXAS                               76-0366015
   (STATE OR OTHER JURISDICTION OF              (IRS EMPLOYER
    INCORPORATION OR ORGANIZATION)            IDENTIFICATION NO.)



8554 KATY FREEWAY, SUITE 100, HOUSTON, TEXAS            77024
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

  At February 14, 1997 there were 6,434,215 shares of Class A Common Stock, par value $0.10 per share, outstanding and 1,500,000 shares of Class B Common Stock, par value $0.01 per share, outstanding.

                                  IRATA, INC.

                              INDEX TO FORM 10-QSB

                    FOR THE QUARTER ENDED DECEMBER 31, 1996

Part I Financial Information (unaudited)

     Item 1. Financial Statements

        Statement of Operations...................   2

        Balance Sheet.............................   3

        Statement of Cash Flows...................   5

        Notes to Financial Statements.............   6

     Item 2. Management's Discussion and Analysis
       of Financial Condition and Results of
       Operations.................................   8


Part II Other Information

     None

Signatures........................................  10

                                  IRATA, INC.
                           STATEMENTS OF OPERATIONS
                                  (UNAUDITED)


                                                 Three Months Ended                      Six Months Ended
                                                    December 31,                            December 31,
                                             -----------------------------          ------------------------------
                                                 1995             1996                  1995              1996
                                             -----------------------------          ------------------------------
Revenues:
  Booth Services..........................   $1,985,115         $1,256,312          $4,103,673          $3,083,963
  Booth Sales.............................           --              7,500                  --               7,500
                                             ----------         ----------          ----------          ----------
Total revenues............................    1,985,115          1,263,812           4,103,673           3,091,463
Cost of booth services:
  Site rent...............................      718,514            482,527           1,458,144           1,174,295
  Route labor.............................      189,164            151,610             415,151             331,780
  Equipment depreciation..................      260,587            263,009             499,936             510,304
  Consumables.............................      175,025            127,286             341,462             316,371
  Freight and re-installation costs.......       91,516             92,701             149,346             165,969
  Loss on disposal of property &
    equipment.............................       25,730             29,213             141,666              87,116
  Other costs of service..................       56,764             34,815              93,993              76,593
                                             ----------         ----------          ----------          ----------
Total cost of booth services..............    1,517,300          1,181,161           3,099,698           2,662,428
Cost of booths sold.......................           --              7,454                  --               7,454
                                             ----------         ----------          ----------          ----------
Gross profit..............................      467,815             75,197           1,003,975             421,581
Selling, general and administrative
  expenses:
  Salaries and wages......................      282,247            276,163             574,526             514,255
  Professional fees.......................       75,333             55,671             156,818             251,683
  Insurance...............................       41,942             49,277              75,484              69,410
  Marketing...............................       24,294             18,242              58,461              27,848
  Travel and entertainment................       20,136             12,012              23,545              18,639
  Depreciation and amortization...........        9,350             13,755              17,444              25,139
  Personal property and franchise taxes...        4,979             45,145               4,979              75,022
  Office expense..........................       62,339             78,436             133,560             148,784
  Bad debt................................           --              5,000               4,824               5,000
                                             ----------         ----------          ----------          ----------
Total selling, general and administrative
  expenses................................      520,620            553,701           1,049,641           1,135,780
                                             ----------         ----------          ----------          ----------
Operating (loss)..........................      (52,805)          (478,504)            (45,666)           (714,199)
Other income (expense):
  Interest expense........................      (67,211)           (67,920)           (135,085)           (130,844)
  Financing costs.........................      (67,842)           (72,404)           (136,341)           (140,246)
  Interest income.........................           66              3,150                 232               3,150
  Other, net..............................        1,781             29,120               3,202              30,456
                                             ----------         ----------          ----------          ----------
Total other income (expense)..............     (133,206)          (108,054)           (267,992)           (237,484)
                                             ----------         ----------          ----------          ----------
Net (loss)................................   $ (186,011)        $ (586,558)         $ (313,658)         $ (951,683)
                                             ==========         ==========          ==========          ==========
Net loss per share........................   $    (0.07)        $    (0.12)         $    (0.12)         $    (0.26)
                                             ==========         ==========          ==========          ==========
Weighted average number of common or
  equivalent shares outstanding...........    2,544,318          4,694,344           2,544,318           3,622,208
                                             ==========         ==========          ==========          ==========


                            See accompanying notes.

                                  IRATA, INC.
                                 BALANCE SHEET
                                  (UNAUDITED)

                                     ASSETS

                                                        DECEMBER 31,
                                                            1996
                                                        -------------
Current assets:
  Cash................................................  $   248,921
  Accounts receivable-trade,
   net of $15,000 allowance...........................      376,251
  Accounts receivable-other...........................       28,770
  Consumable inventory................................      240,079
  Prepaids and other currents assets..................      122,734
                                                        -----------
        Total current assets..........................    1,016,755

Property and equipment, at cost:
  Equipment-Booths....................................    6,131,886
  Components and hardware.............................      642,099
  Furniture, fixtures and equipment...................      268,428
                                                        -----------
                                                          7,042,413
  Accumulated depreciation............................   (2,069,571)
                                                        -----------
        Total property and equipment, net.............    4,972,842

Other assets:
  Deferred loan costs, net............................      379,985
  Other, net..........................................      102,304
                                                        -----------
                                                            482,289
                                                        -----------
        Total assets..................................  $ 6,471,886
                                                        ===========

                                  IRATA, INC.
                           BALANCE SHEET (CONTINUED)
                                  (UNAUDITED)

                      LIABILITIES AND STOCKHOLDERS' EQUITY



                                                        DECEMBER 31,
                                                            1996
                                                        -----------
Current liabilities:
  Trade accounts payable..............................  $   284,934
  Sales and use tax payable...........................      191,419
  Site rents payable..................................       11,573
  Other accrued liabilities...........................      254,516
                                                        -----------
        Total current liabilities.....................      742,442

Long-term debt........................................    2,247,639

Commitments

Stockholders' equity:
  Preferred stock, $1 par value:
        100,000 shares authorized, zero issued........           --
  Class A common stock, $.10 par value:
        20,000,000 shares authorized, 6,294,215
          issued and outstanding......................      629,421
  Class B common stock, $.01 par value:
        1,500,000 shares authorized, issued and
          outstanding.................................       15,000
  Additional paid-in-capital..........................    8,124,630
  Accumulated deficit.................................   (5,287,246)
                                                        -----------
        Total stockholders' equity....................    3,481,805
                                                        -----------
        Total liabilities and stockholders' equity....  $ 6,471,886
                                                        ===========

                            See accompanying notes.

                                  IRATA, INC.
                            STATEMENT OF CASH FLOWS
                                  (UNAUDITED)

                                                      SIX MONTHS ENDED
                                                        DECEMBER 31,
                                                ---------------------------
                                                     1995            1996
                                                ---------------------------
Operating activities
  Net (loss)..................................  $  (313,658)    $  (951,683)
  Adjustments to reconcile net loss to net
    cash provided (used) by operating
    activities:
  Depreciation and amortization...............      517,380         535,443
  Financing costs.............................      136,341         140,245
  Loss on disposal of property and equipment..      141,666          87,116
  Stock awards................................        6,829         (28,702)
  Net book value of booths sold...............           --           7,454
  Changes in operating assets
    and liabilities:
  Accounts receivable-trade...................     (178,274)         96,336
  Accounts receivable-other...................       10,579         (18,585)
  Other current assets........................       26,852         (81,287)
  Other assets................................      (99,914)        (50,819)
  Accounts payable............................      348,109        (240,361)
  Sales and use tax payable...................      230,550        (373,527)
  Site rents payable..........................      159,000        (123,445)
  Other accrued liabilities...................     (149,388)         92,602
                                                -----------     -----------
Net cash provided (used) by operating
  activities..................................      836,072        (909,213)


Investing activities
  Purchases of property and equipment.........   (1,135,850)       (248,326)
                                                -----------     -----------
Net cash used in investing activities.........   (1,135,850)       (248,326)


Financing activities
  Proceeds from Private Placement, net........           --       1,232,108
  Proceeds from Loan Agreement, net...........      315,000              --
  Proceeds from short-term notes..............       96,000              --
  Principal payments on short-term notes......      (93,947)             --
                                                -----------     -----------
Net cash provided by financing activities.....      317,053       1,232,108
                                                -----------     -----------

Net (decrease) increase in cash and cash
  equivalents.................................       17,275          74,569
Cash and cash equivalents at
  beginning of year...........................      186,052         174,352
                                                -----------     -----------
Cash and cash equivalents at end of period....  $   203,327     $   248,921
                                                ===========     ===========

                            See accompanying notes.

                                  IRATA, INC.

                         NOTES TO FINANCIAL STATEMENTS
                                  (UNAUDITED)

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

 Organization

  IRATA, Inc. (the "Company") was incorporated March 22, 1992 under the laws of the State of Texas, for the purpose of acquiring and operating Video Foto booths throughout the United States in shopping malls, theme parks, discount stores and high traffic areas. The booths produce a black and white computer generated, laser printed image superimposed on a variety of background options.

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

 Revenue Recognition

  The Company recognizes booth services revenue as photos are produced by the booth. Location owners where booths are sited are paid a fixed rental, percentage of net revenues or a combination thereof, which is recorded as site rent. The independent service contractor is also paid a fixed commission,a percentage based upon the net revenues generated by the Booths serviced by him, or a combination thereof, which is recorded as route labor.

  The Company recognizes booth sales revenue as of the booth delivery date. Cost of booths sold includes the undepreciated cost of the booth and direct expenses related to the sale.

 Statement of Cash Flows

   Supplemental disclosures of cash flow information are as follows:

                                                   1995     1996
                                                   ----     ----
        Interest paid                             132,000  131,000
        Taxes paid                                     --       --
        Reduction of Sales and Use Taxes Payable       --   55,000


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

                                         ESTIMATED
                                        ------------
                                        USEFUL LIFE
                                        ------------
   Booths.............................  5 to 7 Years
   Furniture, Fixtures and Equipment..  3 to 7 Years

  Components and hardware consist of parts used to construct and repair booths. No depreciation is provided on new parts until they are installed into a booth and that booth is placed into service.

                                  IRATA, INC.

                                  (UNAUDITED)

2.   STOCKHOLDERS' EQUITY

  Private Placement

  On January 8, 1997, the Company completed a private placement of 3,245,000 shares of Class A Common Stock and 3,245,000 Private Placement Warrants. The private placement was sold in $25,000 units consisting of 50,000 shares of Class A Common Stock and 50,000 Private Placement Warrants. Net proceeds to the Company were approximately $1,275,000.

  Each Private Placement Warrant will be exerciseable for a period of three years after the initial closing date into one share of common stock at an exercise price equal to $1.00 per share during the first two years and $1.50 per share thereafter. The Warrants will be protected against dilution upon the occurrence of certain events, including, but not limited to, sales of shares of common stock for less than fair market value, certain dividends, split-ups, reclassifications, and asset sales. The Company has agreed to register for resale the shares issued at closing and the shares issued or issuable upon exercise of the Warrants under the Securities Act of 1933, on or prior to December 31, 1996, subject to certain lock-up provisions. If the registration is not declared effective by March 1, 1997, then the Company will issue to each investor 5,000 shares for each unit.

  Trade Payable Agreement

  In connection with the Trade Payable Agreement, effective November 1, 1996, the Company issued 268,223 shares of Class A Common Stock to fourteen creditors in settlement of approximately $850,000 in past due obligations.

Other

  Dominion Investment Corporation, an affiliate of J.T. Trotter, a principal shareholder, C.W. Moody, Jr., also a principal shareholder, and George V. Kane, Jr. loaned the Company $160,000 in December 1995 and were issued notes in the principal amount of $160,000 and warrants to purchase 22,733 shares of Class A Common Stock at an exercise price of $2.81. On November 1, 1996, the notes and the warrants were exchanged for 320,000 shares of Class A Common Stock and 320,000 Private Placement Warrants. In November 1996, Robert R. Salyard, a director of the Company, exchanged $22,500 in unpaid consulting fees for 45,000 shares of Class A Common Stock and 45,000 Private Placement Warrants.

3.  SUBSEQUENT EVENTS

  On February 6, 1997, Fish Construction, Inc., a trade creditor, commenced an action against the Company in the 240th Judicial District Court in and for Fort Bend County, Texas. The action, which seeks compensatory damages of $174,074, alleges that the Company has breached the terms of an agreement between the Company and the plaintiff for the supply of booths to the Company. The Company is vigorously defending the action. Although the outcome of any litigation is subject to uncertainty, the Company believes, based upon information currently available to it, that the action is without merit, and that it will be able to successfully conclude this litigation. However, an adverse ruling against the Company with respect to this litigation could have a material adverse effect on the Company and its financial condition.

  On February 18, 1997 a Registration Statement on Form SB-2, filed with The Securities and Exchange Commission on January 28, 1997 (File No. 333-20559), was declared effective. This occurrence fulfills the Company's agreement to register for resale the shares of Class A Common Stock issued at the closing of the Private Placement and the shares issued or issuable upon exercise of the Warrants under the Securities Act of 1933.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

  The following discussion and analysis should be read in conjunction with the Financial Statements and Notes thereto, and is qualified in its entirety by the foregoing and by other more detailed financial information appearing elsewhere.

  Irata, Inc. (the "Company") has developed and operates a computerized version of the traditional self-service photo booth. The Company's photo booths are operated under the trade name Video Foto. Video Foto booths provide consumers with traditional black and white photos with a variety of souvenir, novelty, and amusement options, utilizing computer imaging technology, a laser printing device, and other computer hardware and software. Photo product options include traditional prints ranging in size up to 8" x 10", and novelty items such as "wanted" posters, newspaper front pages, photo greeting cards, and photo calendars.

  In July 1996, the Company began the final phase of its color Video Foto booth development project, a next generation product design. This development effort included booth size and shape configuration, hardware component selection, and software systems design. Out of this effort, the Company successfully completed its first prototype color photo booth and displayed it at the International Arcade & Amusement Parks Association annual convention in November 1996. The Company commenced shipment of the first ten color booths in mid February, 1997.

  The Company's strategy is to grow the Company by placing on location a steadily increasing number of additional Video Foto booths. The Company is also attempting to maximize average revenue per booth by placing them in locations that meet the Company's criteria. At December 31, 1996, the Company had 684 Video Foto booths in operation. Booths are generally placed on a revenue-sharing basis, with the Company retaining responsibility for operational, service, and product costs. The Company now intends to begin producing and operating color video photo booths. The Company's continued growth and capacity for production and operation of photo booths will depend on its ability to obtain additional financing, through operations or outside funding. There can be no assurance that additional financing will be available.

RESULTS OF OPERATIONS

 Three Months Ended December 31, 1995 Compared to Three Months Ended December 31, 1996

  Revenues. Revenues decreased 37% from $1,985,115 for the three month period ended December 31, 1995 to $1,263,812 for the three month period ended December 31, 1996. The decrease in revenues was primarily attributable to 80 fewer booths on location and attrition in revenue at booths installed for more than one year.

  Cost of Services. Cost of services, as a percent of revenue, increased from 76% to 94% for the three months ended December 31, 1995 and 1996, respectively. The two largest booth operating costs, site rent and route labor, increased from 46% to 50% of revenue. The decline in revenue at certain mall locations with fixed monthly rents and guaranteed route contractor payments caused the increase as a percentage of revenue. Equipment depreciation, a fixed expense, increased from 13% to 21% of revenue, again, due to the decline in revenues.

  Selling, General, and Administrative Expenses. Selling, general, and administrative expenses were $520,620 and $553,701 for the quarters ending December 31, 1995 and 1996, respectively. This increase was primarily attributable to $45,145 in personal property taxes on booths for calendar year 1996.

  Other Expense. Interest expense and financing costs were $135,053 and $140,324 for the three months ended December 31, 1995 and 1996, respectively. These expenses are attributable to the $3,500,000 line of credit loan.

  Net Operating Results. For the three months ended December 30, 1996 the Company realized a net loss of $586,558 versus a net loss of $186,011 for the three months ended December 31, 1995. This difference is attributable to the lower revenues and reduced gross profit in 1996.

 Six Months Ended December 31, 1995 Compared to Six Months Ended December 31,
1996

  Revenues. Revenues decreased 25% from $4,103,673 for the six month period ended December 31, 1995 to $3,091,463 for the six month period ended December 31, 1996. The decrease in revenues was primarily attributable to 48 fewer booths on location and attrition in revenue at booths installed for more than one year.

  Cost of Services. Cost of services, as a percent of revenue, increased from 76% to 86% for the six months ended December 31, 1995 and 1996, respectively. Site rent expense as a percentage of revenue increased to 38% in 1996 from 36% in 1995 for two reasons. First, the number of theme park locations, which have a 50% site rent percentage, increased at a greater rate than locations with lower rent factors. Second, revenues at certain mall locations with fixed monthly rents decreased causing the site rent expense to increase as a percentage of revenue. Equipment depreciation, a fixed expense, increased from 12% to 17% of revenue, again, due to the decline in revenues.

  Selling, General, and Administrative Expenses. Selling, general, and administrative expenses were $1,049,641 and $1,135,780 for the six month period ending December 31, 1995 and 1996, respectively. This increase was primarily attributable to $55,000 in personal property taxes on booths for calendar year 1996 and a $115,000 increase in professional fees related to restructuring activities.

  Other Expense. Interest expense and financing costs were $271,426 and $271,090 for the six months ended December 31, 1995 and 1996, respectively. These expenses are attributable to the $3,500,000 line of credit loan.

  Net Operating Results. For the six months ended December 30, 1996 the Company realized a net loss of $951,683 versus a net loss of $313,658 for the six months ended December 31, 1995. This difference is attributable to the lower revenues and reduced gross profit in 1996.



LIQUIDITY AND CAPITAL RESOURCES

  For the six months ended December 31, 1996 net cash used in operating activities was $909,213 as compared to $836,072 cash provided by operating activities for the six months ended December 31, 1995. Net cash used in 1996 is primarily due to reductions in accounts payable, sales and use tax payable, and site rents payable to mall locations. The net cash provided in 1995 is primarily attributable to increases in current liabilities.

  The net proceeds from the Private Placement of approximately $1,275,000 allowed the Company to settle all past due oligations to creditors including sales and use taxes. As a result, the Company had positive working capital of $275,000 at December 31, 1996. In addition, the proceeds from the Private Placement were used to fund the final phase of the Company's color Video Foto booth project and to construct 25 color photo booths which will be placed in mall and theme park locations beginning February 1997. Additional color booths will be funded from operations or new outside financing. Other than the purchase of new color booths, the Company does not expect to have any significant capital expenditures for the foreseeable future.

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

Dated: February 18, 1997