Form 10QSB
period 1997-03-31
IRATA INC
filed 1997-05-13
CIK 889364

                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                  FORM 10-QSB

X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF

   FOR THE QUARTERLY PERIOD ENDED: MARCH 31, 1997

                                       OR

__ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
   ACT OF 1934 FOR THE TRANSITION PERIOD FROM                    TO

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

   At May 14, 1997 there were 6,443,215 shares of Class A Common Stock, par value $0.10 per share, outstanding and 1,500,000 shares of Class B Common Stock, par value $0.01 per share, outstanding.

                                  IRATA, INC.

                              INDEX TO FORM 10-QSB

                      FOR THE QUARTER ENDED MARCH 31, 1997

Part I Financial Information (unaudited)


           Item 1. Financial Statements

              Statement of Operations........................................  2

              Balance Sheet..................................................  3

              Statement of Cash Flows........................................  5

              Notes to Financial Statements..................................  6


           Item 2. Management's Discussion and Analysis of Financial
              Condition and Results of Operations..... ......................  8

Part II Other Information

           None

Signatures................................................................... 10

                                  IRATA, INC.
                           STATEMENTS OF OPERATIONS
                                  (Unaudited)


                                  Three Months Ended       Nine Months Ended
                                       March 31,                March 31,
                              -----------------------  ------------------------
                                 1996         1997         1996        1997
                              -----------  ----------  -----------  -----------

Revenues:
  Booth Services............. $ 1,645,373 $ 1,245,529   $5,606,854  $ 4,329,492
  Booth Sales................           -       5,500            -       13,000
                              -----------  ----------  -----------  -----------
Total revenues...............   1,645,373   1,251,029    5,606,854    4,342,492
Cost of booth services:
  Site rent..................     649,220     500,326    2,107,364    1,674,621
  Route labor................     184,745     143,523      599,899      475,303
  Equipment depreciation.....     265,307     264,107      765,243      774,411
  Consumables................     169,664     132,737      511,126      449,108
  Freight and re-installation
   costs.....................      53,589     100,645      202,935      266,614

  Loss on disposal of property
   & equipment...............     415,698      35,425      557,364      122,541
  Other costs of service.....     110,436      35,990      204,426      112,583
                              -----------  ----------  -----------  -----------
Total cost of booth services.   1,848,659   1,212,753    4,948,357    3,875,181
Cost of booths sold..........           -       5,574            -       13,028
Gross profit.................    (203,286)     38,276      658,497      467,311
                              -----------  ----------  -----------  -----------
Selling, general and
 administrative expenses:
  Salaries and wages.........     300,209     273,370      874,735      787,625
  Professional fees..........     100,663      65,069      261,381      316,752
  Insurance..................      44,608      37,987      120,092      107,397
  Marketing..................      27,692      10,945       86,153       38,793
  Travel and entertainment...      15,529      27,887       39,074       46,526
  Depreciation and amortization    10,985      13,473       28,429       38,612
  Personal property and
   franchise taxes...........      10,500      18,185       15,479       93,207
  Office expense.............      86,932      57,568      216,592      206,352
  Bad debt...................      64,021       5,000       68,845       10,000
                              -----------  ----------  -----------  -----------
Total selling, general and
 administrative expense......     661,139     509,484    1,710,780    1,645,264
                              -----------  ----------  -----------  -----------
Operating ( loss)............    (864,425)   (476,782)  (1,052,283)  (1,190,981)
Other income (expense):
  Interest expense...........    (111,913)    (66,914)    (300,222)    (197,758)
  Financing costs............     (67,842)    (74,310)    (204,183)    (214,556)
  Interest income............          33         921          265        4,071
  Other, net.................         275     (14,044)       3,478       16,412
                              -----------  ----------  -----------  -----------
Total other income (expense).    (179,447)   (154,347)    (500,662)    (391,831)
                              -----------  ----------  -----------  -----------
Net (loss)................... $(1,043,872) $ (631,129) $(1,552,945) $(1,582,812)
                              ===========  ==========  ===========  ===========
Net loss per share........... $     (0.41) $    (0.10) $     (0.61) $     (0.35)
                              ===========  ==========  ===========  ===========

Weighted average number of
 common shares outstanding...   2,544,318   6,421,369    2,544,318    4,555,261
                              ===========  ==========  ===========  ===========


                           See accompanying notes.

                                 IRATA, INC.
                                BALANCE SHEET
                                 (Unaudited)

                                    ASSETS



                                                        March 31,
                                                          1997
                                                       -----------
Current assets:
  Cash................................................ $    10,848
  Accounts receivable-trade, net of
   $20,000 allowance..................................     354,187
  Accounts receivable-other...........................      36,334
  Consumable inventory................................     216,157
  Prepaids and other current asset....................      63,823
                                                       -----------
    Total current assets..............................     681,349

Property and equipment, at cost:
  Equipment-Booths....................................   6,230,384
  Components and hardware.............................     679,505
  Furniture, fixtures and equipment...................     271,694
                                                       -----------
                                                         7,181,583
  Accumulated depreciation............................  (2,337,893)
                                                       -----------
    Total property and equipment, net.................   4,843,690


Other assets:
  Deferred loan costs, net............................     314,426
  Other, net..........................................     149,147
                                                       -----------
                                                           463,573
                                                       -----------
    Total assets...................................... $ 5,988,612
                                                       ===========

                                 IRATA, INC.
                          BALANCE SHEET (continued)
                                 (Unaudited)

                     LIABILITIES AND STOCKHOLDERS' EQUITY






                                                        March 31,
                                                          1997
                                                      -----------
Current liabilities:
  Trade accounts payable............................. $   501,340
  Sales and use tax payable..........................     223,924
  Site rents payable.................................       2,088
  Other accrued liabilities..........................     126,830
                                                      -----------
     Total current liabilities.......................     854,182


Long-term debt.......................................   2,247,639


Commitments

Stockholders' equity:

  Preferred stock, $1 par value:
       100,000 shares authorized, zero issued........           -
  Class A common stock, $.10 par value:
       20,000,000 shares authorized, 6,443,215
       issued and outstanding........................     644,321
  Class B common stock, $.01 par value:
       1,500,000 shares authorized, issued
       and outstanding...............................      15,000
  Additional paid-in capital.........................   8,145,844
  Accumulated deficit................................  (5,918,374)
                                                      -----------
      Total stockholders' equity.....................   2,886,791
                                                      -----------
      Total liabilities and stockholders' equity..... $ 5,988,612
                                                      ===========


                           See accompanying notes.

                                 IRATA, INC.
                           STATEMENT OF CASH FLOWS
                                 (Unaudited)



                                                     Nine Months Ended
                                                          March 31,
                                                 -------------------------
                                                     1996          1997
                                                 -----------   -----------

Operating activities
  Net (loss).................................... $(1,552,945)  $(1,582,812)
  Adjustments to reconcile net loss to net cash
   provided (used) by operating activities:
  Depreciation and amortization.................     793,671       813,025
  Financing costs...............................     204,183       214,556
  Loss on disposal of property and equipment....     557,364       112,541
  Stock awards..................................       6,829       (14,202)
  Net book value of booths sold.................           -        13,028

  Changes in operating assets and liabilities:
  Accounts receivable-trade.....................         184       118,400
  Accounts receivable-other.....................      16,985       (26,149)
  Other current assets..........................     (33,958)       (4,282)
  Other assets..................................     (85,022)     (103,481)
  Accounts payable..............................     177,726       (23,955)
  Sales and use tax payable.....................     370,512      (341,022)
  Site rents payable............................     143,114      (132,930)
  Other accrued liabilities.....................     133,987       (35,084)
                                                 -----------   -----------
Net cash  provided (used) by operating
 activities.....................................     732,630      (992,367)

Investing activities
  Purchases of property and equipment...........  (1,159,769)     (424,858)
                                                 -----------   -----------
Net cash used in investing activities...........  (1,159,769)     (424,858)


Financing activities
  Proceeds from  Private Placement , net........           -     1,253,721
  Proceeds from  Loan Agreement, net............     315,000             -
  Proceeds from short-term notes................     160,000             -
  Principal payments on short-term notes........     (93,947)            -
                                                 -----------   -----------
Net cash provided by financing activities.......     381,053     1,253,721
                                                 -----------   -----------

Net (decrease) increase in cash and cash
 equivalents....................................     (46,086)     (163,504)
Cash and cash equivalents at beginning of year..     186,052       174,352
                                                 -----------   -----------
Cash and cash equivalents at end of period...... $   139,966   $    10,848
                                                 ===========   ===========


                           See accompanying notes.

                                  IRATA, INC.

                         NOTES TO FINANCIAL STATEMENTS
                                  (UNAUDITED)

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   Organization

   IRATA, Inc. (the ''Company'') was incorporated March 20, 1992 under the laws of the State of Texas, for the purpose of acquiring and operating Video Foto booths throughout the United States in shopping malls, theme parks, discount stores and other high traffic areas. The booths produce a black and white computer generated, laser printed image superimposed on a variety of background options.

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

   Statement of Cash Flows

   Supplemental disclosures of cash flow information are as follows:

                                                       1996       1997
                                                       ----       ----


      Interest paid                                  196,000    198,000
      Taxes paid                                        -          -
      Reduction of Sales and Use Taxes Payable          -        55,000

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


                                             ESTIMATED
                                            USEFUL LIFE
                                            -----------
    Booths...............................   5 to 7 Years
    Furniture, Fixtures and Equipment....   3 to 7 Years


   Components and hardware consist of parts used to construct and repair booths. No depreciation is provided on new parts until they are installed into a booth and that booth is placed into service.

                                  IRATA, INC.

                                  (UNAUDITED)

2.  STOCKHOLDERS' EQUITY

   On January 8, 1997, the Company completed a private placement of 3,245,000 shares of Class A Common Stock and 3,245,000 Private Placement Warrants. The private placement was sold in $25,000 units consisting of 50,000 shares of Class A Common Stock priced at $0.50 per share and 50,000 Private Placement Warrants. Net proceeds to the Company were approximately $1,250,000.

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

   On February 18,1997 a Registration Statement on Form SB-2, filed with The Securities and Exchange Commission on January 28, 1997 (File No. 333-20559), was declared effective. This occurrence fulfilled the Company's agreement to register for resale the shares of Class A Common Stock issued at the closing of the Private Placement and the shares issued or issuable upon exercise of the Warrants under the Securities Act of 1933.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

   The following discussion and analysis should be read in conjunction with the Financial Statements and Notes thereto, and is qualified in its entirety by the foregoing and by other more detailed financial information appearing elsewhere.

   Irata, Inc. (the "Company") has developed and operates a computerized version of the traditional self-service photo booth. The Company's photo booths are operated under the trade name Video Foto. Video Foto booths provide consumers with traditional black and white photo options combined with a variety of souvenir, novelty, and amusement options, utilizing computer imaging technology, a laser printing device, and other computer hardware and software. Photo product options, include traditional prints ranging in size up to 8" x 10", and novelty items such as "wanted" posters, newspaper front pages, photo greeting cards, and photo calendars.

   In July 1996, the Company began the final phase of its color Video Foto booth development project, a next generation product design. This development effort included booth size and shape configuration, hardware component selection, and software systems design. Out of this effort, the Company successfully completed its first prototype color photo booth and displayed it at the International Arcade & Amusement Parks Association annual convention in November 1996. At March 31, 1997 three color booths were operating at regional mall locations in Houston, Texas. By the end of May 1997, the Company intends to have eleven color booths installed and operating at high volume regional mall and theme park locations.

   The Company's strategy is to grow the Company by placing on location a steadily increasing number of additional Video Foto booths. The Company is also attempting to maximize average revenue per booth by placing them in locations that meet the Company's criteria. At March 31, 1997, the Company had 684 Video Foto booths in operation. Booths are generally placed on a revenue-sharing basis, with the Company retaining responsibility for operational, service, and product costsThe Company's continued growth and capacity for production and operation of photo booths will depend on its ability to obtain additional financing, through operations or outside funding. There can be no assurance that additional financing will be available.

RESULTS OF OPERATIONS

 Three Months Ended March 31, 1996 Compared to Three Months Ended March 31, 1997

   Revenues. Revenues decreased 32% from $1,645,373 for the three month period ended March 31, 1996 to $1,251,029 for the three month period ended March 31, 1997. The decrease in revenues was primarily attributable to 61 fewer booths on location and attrition in revenue at booths installed for more than one year.

   Cost of Booth Services. Cost of services, as a percent of revenue, decreased from 112% to 97% for the three months ended March 31, 1996 and 1997, respectively. The primary reason for the higher percentage in 1996 was the approximately $400,000 writeoff of early prototype booths acquired in 1992 and certain obsolete booth hardware and components.

   Selling, General, and Administrative Expenses. Selling, general, and administrative expenses were $661,139 and $509,484 for the quarters ending March 31, 1996 and 1997, respectively. The decrease was primarily attributable to lower manpower expenses, professional fees and bad debt expense.

   Other Expense. Interest expense of approximately $67,000 in both three month periods is attributable to the line of credit loan. The three month period ended March 31, 1996 includes $45,000 in interest expense for delinquent sales and use taxes.

   Net Operating Results. For the three months ended March 31, 1997 the Company realized a net loss of $631,129 versus a net loss of $1,043,872 for the three months ended March 31, 1996. The fiscal 1997 loss is attributable to lower revenues and reduced gross profit. A significant portion of the fiscal 1996 loss is attributable to the costs associated with certain non-recurring events including the writeoff of early protoype booths.


 Nine Months Ended March 31, 1996 Compared to Nine Months Ended March 31, 1997

   Revenues. Revenues decreased 29% from $5,606,854 for the nine month period ended March 31, 1996 to $4,342,492 for the nine month period ended March 31, 1997. The decrease in revenues was primarily attributable to 50 fewer booths on location and attrition in revenue at booths installed for more than one year.

   Cost of Booth Services. Cost of services, as a percent of revenue, increased from 88% to 90% for the nine months ended March 31, 1996 and 1997, respectively. The primary reason for the higher than anticipated percent of revenue in 1996 is the $557,000 loss on disposal of property and equipment. Fiscal 1997 cost of services as a percent of revenue exceeded plan due to high freight and re-installation costs incurred to move booths to new sites, and equipment depreciation, a fixed expense, increasing from 14% to 18% of revenue, as a result of the decline in revenues.

   Selling, General, and Administrative Expenses. Selling, general, and administrative expenses were $1,710,780 and $1,645,264 for the nine month period ending March 31, 1996 and 1997, respectively. The decrease in fiscal 1997 was due primarily to manpower reductions and reduced discretionary spending.

   Other Expense. Interest expense of approximately $200,000 in both nine month periods is attributable to the line of credit loan. The nine month period ended March 31, 1996 includes $100,000 in interest expense for delinquent sales and use taxes.

   Net Operating Results. For the nine months ended March 31, 1997 the Company realized a net loss of $1,582,812 versus a net loss of $1,552,945 for the nine months ended March 31, 1996. The fiscal 1997 loss is attributable to lower revenues and reduced gross profit. A significant portion of the fiscal 1996 loss is attributable to the costs associated with certain non-recurring events including the writeoff of early protoype booths.



LIQUIDITY AND CAPITAL RESOURCES

   For the nine months ended March 31, 1997 net cash used in operating activities was $992,367 as compared to $732,630 cash provided by operating activities for the nine months ended March 31, 1996. Net cash used in 1997 is primarily due to reductions in sales and use tax payable, and site rents payable to mall locations. The net cash provided in 1996 is primarily attributable to increases in current liabilities.

   The net proceeds from the Private Placement of approximately $1,250,000 allowed the Company to settle all past due obligations to creditors including sales and use taxes. In addition, the proceeds from the Private Placement were used to fund the final phase of the Company's color Video Foto booth project and to construct an initial 10 color photo booths which were placed in mall and theme park locations beginning March 1997. Additional color booths will be funded from operations or new outside financing. Other than the purchase of new color booths, the Company does not expect to have any significant capital expenditures for the foreseeable future.

                                   SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  Irata, Inc.



                                  By: /s/ Lance P. Wimmer
                                      ------------------------------
                                          Lance P. Wimmer
                                          President

Dated: May 13, 1997