Form 10KSB40
period 1997-06-30
IRATA INC
filed 1997-09-29
CIK 889364

===============================================================================
                    U. S. Securities and Exchange Commission
                             Washington, D.C. 20549
                              ------------------

                                  FORM 10-KSB
(Mark One)
       [X]    ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
                             EXCHANGE ACT OF 1934
     For the fiscal year ended June 30, 1997

   [  ]      TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
                             EXCHANGE ACT OF 1934
     For the transition period from         to

                         Commission file number 1-13068

                                  IRATA, INC.
                (Name of small business issuer in its charter)

                  Texas                        76-0366015
     (State or other jurisdiction of         (I.R.S. Employer
      incorporation or organization)          Identification No.)

1123 W. North Carrier Parkway, Grand Prairie, Texas             75050
(Address of principal executive offices)                     (Zip Code)

Issuer's telephone number: (972) 606-1940



Securities registered under Section 12(b) of the Exchange Act:
          (Title of each class)                                 (Name of each exchange on which registered)
Class A Common Stock, par value $.10                            Nasdaq SmallCap Market, Boston Stock Exchange
Redeemable Warrant to purchase a share of Class A               Nasdaq SmallCap Market, Boston Stock Exchange
Common Stock at an exercise price of $4.93


Securities registered under Section 12(g) of the Exchange Act: None

  Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes...X... No........

  Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

  State Issuer's revenues for its most recent fiscal year. $5,813,920

  State the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant. As of August 31, 1997 non-affiliates of the registrant held an aggregate of 6,443,215 shares of Class A Common Stock, having a market value of $1,208,000 at the $0.1875 bid price at August 27, 1997. There is no public trading market for the Class B Common Stock.

  State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

    Class A Common Stock, $.10 Par Value            6,443,215 Shares
    Class B Common Stock, $.01 Par Value            1,500,000 Shares
               (Class)                   (Outstanding as of September 30, 1997)

                      DOCUMENTS INCORPORATED BY REFERENCE
  None
===============================================================================

                                     PART I

ITEM 1. BUSINESS

GENERAL

  Irata, Inc., a Texas corporation (the "Company"), was incorporated on March 22, 1992. The Company has developed and operates a computerized version of the traditional self-service photo booth known as Video Foto. Video Foto booths combine traditional photo options with a variety of souvenir, novelty, and amusement options, utilizing computer imaging technology, a laser printing device, and other computer hardware and software. Photo booths provide customers a variety of black and white photo product options, including traditional prints ranging in size up to 8" x 10", and novelty items such as "wanted" posters, newspaper front page, photo greeting cards, and photo calendars. At June 30, 1997 the Company had 685 Video Foto booths in operation.

  Video Foto is a free standing, self-service, vending machine that accepts paper currency and coins. The current consumer price is $1.00 per transaction. An external black & white TV monitor advertises the photo booth's products and services utilizing a computerized advertising loop that plays continually while the photo booth is not in use. Customers wishing to purchase products begin the transaction by entering the photo booth and depositing the appropriate amount in bills or coins. Following a simple series of computer prompts on the photo booth's internal TV monitor, the customer's image is captured four different times at five second intervals. Customers are then directed to step outside the photo booth to conclude their transaction on the external TV monitor, thereby freeing the photo booth to accept another customer. Outside the photo booth, the customers are shown a preview of the four captured images and are directed to select their favorite pose by activating the corresponding button. Following pose selection, customers see a preview of four different product options, and are directed to make their selection. Following product selection, the finished black & white laser printed photo is delivered through a corresponding slot on the exterior of the photo booth within 30-60 seconds.

  In July 1996, the Company began the final phase of its color Video Foto booth development project, a next generation product design. This development effort included photo booth size and shape configuration, hardware component selection and software systems design. The hardware and software configuration and their synchronous interaction are proprietary and the exclusive property of the Company. In addition, consumer market research was undertaken concurrently to help focus the design effort to meet specific consumer needs. In November 1996, the Company's first prototype color Video Foto booth was displayed at the International Arcade & Amusement Parks Association (IAAPA) annual convention. The IAAPA convention is the largest entertainment and amusement vending program of the year. Additional market research was gathered at the convention from a wide range of industry personnel for the purposes of identifying further improvements for the Company's new color photo booth. Field testing of an initial 10 prototype color Video Foto booths began in April 1997. As of August 31, 1997 the majority of the prototype photo booths were operating in Houston, Texas mall locations. Photo booths have also been placed in an amusement arcade in New York City and an outdoor site at a Texas theme park.

  The color Video Foto booth has several enhancements including audio instructions and the ability to select from four color and four black & white product options. The finished 8" x 10" photo is delivered within 1-2 minutes. The current consumer price is $1.00 per black & white transaction and $2.00 per color transaction.

RECENT DEVELOPMENTS

  On August 1, 1997 the Company executed an agreement to combine its operations with those of Auto Photo Systems, Inc. ("APS"), the U.S. subsidiary of Photo-Me International Plc ("PMI"), a U.K. based company listed on the London Stock Exchange with world wide photo booth operations and US$350 million of revenue for the year ended April 30, 1997. APS operates approximately 1,400 wet process photo booths in the United States and reported $17 million of revenue for the year ended April 30, 1997. See "Competition."

  The Company and APS contributed all of their operating assets and certain liabilities as of August 1, 1997 to a newly formed limited liability company, Image Dynamics LLC ("Image Dynamics"). Image Dynamics' Board of Managers consists of three managers from APS and two managers from the Company. Lance P. Wimmer, President and Chief Executive Officer of the Company, is a board member and has been appointed President of Image Dynamics. John C. Stuecheli, Vice President-Finance and Chief Financial Officer of the Company, has been appointed to similar positions with Image Dynamics. Based on preliminary valuations, the Company will have a 26% interest in profits and other distributions from Image Dynamics.

  The Company believes that its combination with APS will provide an opportunity for major operating and overhead cost reductions and will offer greater financial, technological and management resources to the combined entity. With over 2,000 photo booths and other types of entertainment equipment in operation throughout the United States, Image Dynamics is believed to have the second largest national route management system for entertainment type equipment. With this advantage, Image Dynamics will be able to provide better quality service and higher profit to the site owners. Also, this route system provides a platform for siting additional types of entertainment equipment available from PMI or other manufacturers at attractive rates of return for the site owner and Image Dynamics.

  This Annual Report on Form 10-KSB for the fiscal year ended June 30, 1997 describes the Company's business and operations before the combination with APS.


PRODUCTS

  Photo booths occupy 18 square feet of merchandising space and require a standard 110 volt outlet which is provided by the landlord. Much of the computer and imaging equipment used to construct photo booths involves off-the-shelf components from major equipment manufacturers. Photo booths have the capability of providing a wide range traditional portrait products in a variety of sizes as well as different seasonal, amusement, or custom souvenirs, combining the customer's photo with entertaining boarders and print formats. Products are produced in black & white or color using plain paper. The Company offers consumer attractive products at prices significantly less than similar services. The Company believes its ability to offer multiple product choices and rotate selections seasonally (through software) give it a retailing advantage over most of its competitors.

  Similar to photographic studios and competitive products, the Company anticipates that its business will be stimulated largely due to the increased customer traffic near its photo booths by time-specific events such as major holidays and promotions by the landlords.


MARKETING

  The Company's primary marketing focus is to seek sites for photo booths in high traffic malls and theme parks. Photo booths are placed on a fixed rental, revenue sharing or a revenue sharing, with a minimum rental payment, in each case at no cost to the landlord except the insignificant cost of power. The Company is responsible for all other operational, service, and product costs including commissions to independent service contractors. Individual photo booth sales performance is assessed monthly by the Company against minimum performance standards. Photo booths producing unsatisfactory sales results are identified monthly for removal and re-siting in new locations. The Company continues to seek sites for additional photo booths in high profile, high traffic locations through its own personnel.

SERVICE

  The Company's operating strategy calls for the establishment of service routes and hubs for the conduct of its daily business. Each route is maintained by an independent contractor service person. The independent service contractors are responsible for maintaining the overall appearance of the photo booths, keeping them supplied with paper and toner and making minor adjustments and repairs where necessary. It is anticipated that service will continue to be performed by independent contractors who will be recruited locally. Independent service contractors typically visit photo booths a minimum of twice weekly. Account/customer initiated service calls are routinely responded to within 24 hours. Independent service contractors also collect the money from the coin and bill collectors on a frequent basis and are responsible for maintaining local contact with the site operators. Typically, the independent service contractor is paid a percentage based upon the net receipts from the photo booths serviced by him.


MANUFACTURING AND SUPPLIERS

  The Company purchases hardware and consumables such as paper and toner from several suppliers. Although the Company does not maintain formal agreements with any of its manufacturers or suppliers of hardware or consumables, the Company believes that its current manufacturing and supply arrangements will satisfy the Company's present and anticipated production requirements, and that the Company has suitable alternative manufacturing and supply sources available to it in the event that its current arrangements are terminated or that current manufacturers and suppliers are otherwise unable to fulfill its needs. As of June 30, 1997, the Company estimated that current black & white and color photo booths manufactured for use by the Company have a unit cost of approximately $8,000.


SEASONALITY

  The Company anticipates that seasonality will play a part in determining monthly sales revenue, largely due to increases and decreases in customer traffic within its accounts. The Company believes that June, July, August, and December will generate the highest levels of traffic through its photo booths, with peak revenues experienced during school break periods and holiday shopping periods. Additionally, revenues of the Company will generally be affected by adverse weather conditions or any economic downturn having a material affect on retail traffic patterns or the tourist industry.


TECHNOLOGY AND PRODUCT DEVELOPMENT

  The Company has developed hardware and software that, when used in conjunction with a variety of off-the-shelf computer and imaging equipment, delivers a high quality printed image to its customers. The Company has worked closely with several manufacturers to develop and integrate equipment to meet its specifications. Certain of these manufacturers have supplied the Company on a test basis with key components for its current and future systems. Black & white photo booths operated by the company as of June 30, 1997 function with either 300 or 600 dots per inch ("dpi") resolution depending on printer model. The Company intends to upgrade high volume locations to 600 dpi resolution.

  In March 1997 the Company developed, with assistance from an outside marketing agency, new plastic laminate panels for the outside of the black & white photo booth. The Company believes that these colorful panels will attract more customers and increase sales per photo booth.

COMPETITION

  Until the combination of its operations with those of APS, a subsidiary of PMI, on August 1, 1997, the Company had three major competitors, APS, Photo Vend and Photo Fantasy, as well as various independent and regional operators of self service photo booths. Photo Vend has a proven operating history, which may afford it significant advantages in negotiating and obtaining retail leases, arranging financing, attracting skilled personnel and developing technology and products. The Company attempts to compete based upon product quality, selection, technology and competitive pricing. See "Recent Developments."

  Wet Process Photo Booths. APS primarily operates wet process photo booths in the United States. Wet process photo booths are self service, paper currency or coin operated photo booths which produce a photograph (black & white or color) through the use of photographic paper and photographic chemicals. Typical products are a strip of three or four black & white or color photos (1" x 2" in size), four passport/visa size photos, or one 4" x 5" photo. Retail prices range from $2.00-$3.00.

  Instant Process Photo Booths. Photo Vend is a primary distributor for Polaroid photo booths in the United States. For approximately the past fifteen years Polaroid Corporation has manufactured an instant process photo booth for sale to outside operators. Customers receive a one pose photograph on Polaroid instant film for between $3.00-$5.00 per photo. The Company is unaware of any other large territorial operators of these units.

  Dye-Sublimation Photo Booths. Photo Fantasy is the leading operator of dye-sublimation process photo booths. Dye-sublimation is a special printing process that produces a 4" x 5" product of near photographic quality. The Company believes that the technology is expensive ($15,000-$40,000 per photo booth) and the cost of consumables is high ($.60-$1.00 per image). Typical retail prices for products of this nature are $3.00-$5.00 per photo.


PATENTS AND PROPRIETARY RIGHTS

  Although certain of the technology currently utilized in the Company's photo booths has been treated by the Company as proprietary, none of it is protected by patents or copyrights. The Company has no outstanding license agreements. Although the Company is not aware of any patents or proprietary rights of others that its technology may violate, there can be no assurance that such rights do not exist


EMPLOYEES

  As of June 30, 1997 the Company had 22 full-time employees and 200 independent contractors to service photo booths on location. None of the Company's employees or independent contractors is represented by labor organizations. The Company considers its relationships with its employees and independent contractors to be excellent.


ITEM 2. DESCRIPTION OF PROPERTY

  The Company has a lease agreement for approximately 11,000 square feet in an office and warehouse complex at 8554 Katy Freeway, Suite 100, Houston, Texas 77024 and 8560 Katy Freeway, Suite 172, Houston, Texas 77024 through May 2001. The lease provides for minimum monthly rent obligations of approximately $8,000. The Company uses the space for its administrative offices and warehouse.

ITEM 3. LEGAL PROCEEDINGS

  None


ITEM 4. SUBMISSION OF MATTERS TO A VOTE BY SECURITY HOLDERS

  Not applicable


                                    PART II

Item 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.


  The Company's Class A Common Stock is traded on the Boston Stock Exchange and the Nasdaq SmallCap Market under the symbol "IRATA". The following table provides the high and low sales prices for each quarter.

            QUARTER ENDED                HIGH PRICE       LOW PRICE
--------------------------------------  -------------  ---------------

September 30, 1995                               5.75             4.88
December 31, 1995                                5.75             4.50
March 31, 1996                                   5.38             4.00
June 30, 1996                                    5.25             3.13
September 30, 1996                              3.878             1.00
December 31, 1996                                1.63             0.75
March 31, 1997                                   1.13             0.56
June 30, 1997                                    0.69             0.25

  Based upon information provided by the Company's transfer agent the Company has approximately 160 holders of record of its equity securities who are believed by the Company to hold for the benefit of approximately 1,100 shareholders.

  There is no public trading market for the Company's Class B Common Stock, all of which are held of record by one securityholder.

  Since its inception, the Company has not declared or paid any dividends on its Class A or Class B Common Stock.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

  The following discussion and analysis should be read in conjunction with the Financial Statements and Notes thereto, and is qualified in its entirety by the foregoing and by other more detailed financial information appearing elsewhere.

  The Company's principal business is the placement and operation of VIDEO FOTO booths throughout the United States. Photo booth manufacturing is subcontracted with the Company providing limited assembly and extensive testing and quality control. The Company seeks what it considers to be desirable locations (sites) and then contracts with the site owner to place the photo booths in operation. Typically the contracts are from month-to-month with rents based on a percentage of the revenue collected. In most cases there is a minimum guarantee and occasionally a simple monthly rate, or some combination.

  The Company's financial results are dependent on (i) number of photo booths in operation, and (ii) revenue per photo booth. The historical results for the Company for the years ending June 30, 1996 and 1997 are shown in the table below:

                                                                         JUNE 30, 1996       JUNE 30, 1997
Revenues                                                                  $ 7,451,098         $ 5,800,920
Net Loss                                                                  $(2,114,557)        $(2,201,502)
Photo booths in Operation at End of Period                                        738                 685
Average Monthly Revenue per Photo booth                                   $       835         $       701


  As of June 30, 1997 the Company recognized a net loss of $2,201,502. The loss is primarily attributable to lower revenue per photo booth compared to the prior fiscal year. Analysis of individual locations shows revenue declines of up to 25% at locations installed for more than one year. Management has attempted to counter this trend by making frequent product format changes and installing new plastic laminate panels on photo booths to attract customers. In addition, the Company has continued to re-site under-performing photo booths to new locations. During fiscal 1997 approximately 120 photo booths were relocated from low revenue sites to new locations with projected revenue of more than $1,000 per month. Between August and December 1996, the Company removed approximately 60 photo booths from amusement arcades operated by a national chain as a result of a decision by the customer to switch from short-term rental to owned equipment. Including these two categories of removals, total removals for fiscal 1997 were in excess of 300 photo booths. During the same period, the Company installed 280 photo booths in new locations.

  Between March and June 1997, the Company installed 10 prototype color photo booths at both existing and new locations. Monthly revenue has been more than double comparable black & white locations. Management continues to evaluate these photo booths but does intend to build more before December 1997.

  In July 1996, the Company implemented a plan to reduce monthly fixed rent payments to mall locations. The goal was to reduce rent as a percentage of revenue to 30% by June 30, 1997. However, actual rents for the six months ended June 30, 1997 were 45% of sales. The Company did not achieve the goal for two reasons. First, declining revenue at mall locations installed for more than one year caused the rent to increase as a percentage of revenue. Secondly, a competitor, seeking to expand, offered fixed rent payments to malls which were far greater than the Company's target of $350 per month, thus forcing the Company to pay more in fixed rent to obtain new locations and maintain existing ones. As a result, total site rents for all locations were 39% of revenue for fiscal 1997.

  In March 1997 Management concluded, based on a detailed review of operations, that the Company could not generate sufficient cash flow as a stand-alone entity to achieve profitability in the foreseeable future. After an extensive review of all options, the Board of Directors elected to combine the Company's assets with Auto Photo Systems, Inc. and form a new company, Image Dynamics LLC. See "Business-Recent Developments." Effective August 1, 1997, the Company's financial statements will reflect its pro-rata share of Image Dynamics' financial results.

RESULTS OF OPERATIONS

 Twelve Months Ended June 30, 1996 Compared to Twelve Months Ended June 30, 1997

   Revenues. Revenues decreased 22% from $7,451,098 for the twelve month period ended June 30, 1996 to $5,813,920 for the twelve month period ended June 30, 1997. The decrease in revenues was primarily attributable to attrition in revenue at photo booths installed for more than one year.

  Cost of Booth Services. Cost of services, as a percent of revenue, was 91% for the twelve months ended June 30, 1996 and 1997. The plan for both years was 75%. The primary reason for the higher than anticipated percent of revenue in 1996 was the $770,000 loss on the disposal of property and equipment attributable to the removal of older version photo booths and the writedown of hardware and components. In addition, Fiscal 1996 site rental expense as a percentage of revenue was 37% compared to a planned 30% for two reasons. First, the number of theme park locations, which have a 50% site rent percentage, increased at a greater rate than locations with lower rent factors. Second, revenues at certain mall locations with fixed monthly rents decreased causing the site rent expense to increase as a percentage of revenue. In addition to site rent expense of 39% of revenue in Fiscal 1997, cost of services, as a percent of revenue, exceeded plan due to high freight and re-installation costs incurred to move photo booths to new sites, and equipment depreciation, a fixed expense, increasing from 15% to 18% of revenue, as a result of the decline in revenues.

  Selling, General, and Administrative Expense. Selling, general, and administrative expenses increased from $2,209,285 for the twelve months ended June 30, 1996 to $2,224,380 for the twelve months ended June 30, 1997. The plan for both years was $2,000,000. The variance to plan in 1996 and 1997 was primarily attributable to professional fees related to special projects.

  Other Income and Expense. Interest expense of approximately $265,000 in both twelve month periods is attributable to interest payments due under the line of credit loan. The fiscal year period ended June 30, 1996 includes $80,000 in interest expense for delinquent sales and use taxes.


LIQUIDITY AND CAPITAL RESOURCES

  For the twelve months ended June 30, 1997 net cash used in operating activities was $921,397 as compared to $1,053,482 cash provided by operating activities for the twelve months ended June 30, 1996. Net cash used in 1997 is primarily due to operating losses and reductions in sales and use tax payable. The net cash provided in 1996 was due to continued utilization of vendor credit lines and increases in other categories of current liabilities, primarily sales and use tax payable.

  The net proceeds from the Private Placement of approximately $1,230,000 allowed the Company to settle all past due obligations to creditors including sales and use taxes for approximately $610,000. In addition, the proceeds were used to fund the final phase of the Company's color Video Foto booth development project and to construct an initial 10 color photo booths which were placed in mall and theme park locations beginning March 1997.

  The Company had a working capital deficit of $417,000 as of June 30, 1997.
The deficit is primarily the result of continuing cash losses from operations in fiscal 1997. Although the Company has generated positive cash in the summer of 1997, it does not have the liquidity or capital resources to continue as a going concern through the slower fall and winter season. To resolve this situation, the Company entered into an agreement to form Image Dynamics. See "Business-Recent Developments."


ITEM 7. FINANCIAL STATEMENTS

  The financial statements required to be filed under this item are presented on pages 16 through 29 of this Form 10-KSB, and are incorporated herein by reference.

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

                                    PART III

Item 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

                                   MANAGEMENT

DIRECTORS AND EXECUTIVE OFFICERS

   In May 1997, Andrew J. Clark, III resigned as a member of the Company's Board of Directors. In August 1997, Robert A. Searles, Jr. resigned as Executive Vice President and as a member of the Board of Directors.

  The following persons are the current executive officers and directors of the
Company:

     NAME                     AGE                POSITION
     ----                     ----               --------
Lance P. Wimmer               53      Chairman of the Board, President,
                                      Chief Executive Officer and Director
John C. Stuecheli             50      Vice President-Finance and Chief
                                      Financial Officer
John D. Higgins               64      Director
Robert R. Salyard             70      Director


  LANCE P. WIMMER was appointed to the Board of Directors effective November 3, 1996 to fill the vacancy created by the death of C.W. Moody, Jr. Additionally, he was elected Chairman of the Board and appointed President and Chief Executive Officer of the Company effective as of the same date. Mr. Wimmer had served as a consultant to the Company from April 1996 until his appointment as an officer and director of the Company. Mr. Wimmer formed Wimmer Associates, Inc., a professional consulting and management firm, in 1992 and has been its Managing Director since its organization. Prior to organization of Wimmer Associates, Inc., Mr. Wimmer managed the Southwest region for Buccino & Associates, Inc., a leading operations restructuring consulting firm.

  JOHN C. STUECHELI was appointed Vice President-Finance and Chief Financial Officer effective as of November 3, 1996. Mr. Stuecheli had served as a consultant to the Company from April 1996 until his appointment as chief financial officer of the Company. From October 1993 until March of 1996, Mr. Stuecheli engaged in the practice of accounting. Prior to October 1993, Mr. Stuecheli was in the employ of Buccino & Associates, Inc., a leading operations restructuring consulting firm.

  JOHN D. HIGGINS has been involved in corporate finance as Senior Vice President of Royce Investment Group Inc. ("Royce") for more than five years. Royce was the manager of the Company's Private Placement that was completed in January 1997. Mr. Higgins is also a director of Iatros Health Network, Inc., an operator of nursing homes. Mr. Higgins was appointed as a director to fill the vacancy created by the resignation of Mr. Morgan on November 28, 1995 and was first elected at the annual meeting of shareholders in January 1996. Pursuant to the Agency Agreement, dated September 9, 1996, between the Company, Royce and Spencer Trask Securities Incorporated ("Spencer Trask"), executed in connection with the Private Placement, the Company agreed until January 2002, at Royce's option, to nominate a designee of Royce to the Company's Board of Directors. Mr. Higgins is currently serving as Royce's designee.

  ROBERT R. SALYARD was appointed to the Board of Directors effective November 3, 1996 to fill the vacancy created by the resignation of Richard W. Fairchild, Jr. For more than five years Mr. Salyard has been a private investor and engaged in the management consulting business. He serves as a Director and Corporate Secretary of Spencer Trask, a member firm of the National Association of Securities Dealers, and co-manager of the Private Placement.

  All Directors were elected at the Company's annual meeting held January 12, 1997, and will hold office until the next annual meeting of shareholders, scheduled to be held November 12, 1997, and until their successors are elected. Officers are elected to serve, subject to the discretion of the Board of Directors, until their successors are appointed. There is no family relationship between any present executive officers and directors.

OTHER KEY MANAGEMENT

  The following persons are key employees of the Company:

Name                   AGE     POSITION
----                   ---     --------
Sue Camp               64     Corporate Secretary and Logistics Manager
Rodger Osgood          43     Vice President, Manufacturing and Engineering


  SUE CAMP joined the Company in September 1992 as Administrative Manager and Corporate Secretary. Ms. Camp assumed her current position in September 1996. Prior to joining the Company, she worked with Century 21 Real Estate in a variety of sales and administrative capacities for more than five years.

  RODGER OSGOOD joined the Company in December 1992 as Manufacturing Manager and assumed his current position in December of 1996. Prior to joining the Company on a full time basis, Mr. Osgood served as technical consultant to the Company from the Company's inception in April 1992. Previously, he was employed as a technical engineer for Data East, Inc., a manufacturer of photo booths in San Jose, California.

  Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors and executive officers, and persons who own more than ten percent of a registered class of the Company's equity securities, to file with the Commission, the Boston Stock Exchange and NASDAQ initial reports of ownership and reports of changes in ownership of Common Stock of the Company. Officers, directors and greater than ten-percent shareholders are required by Commission regulations to furnish the Company with copies of all Section 16(a) forms they file. To the Company's knowledge, based solely on review of the Company's copies of such reports furnished to the Company and written representations that no other reports were required, during the fiscal year ended June 30, 1997, all
Section 16(a) filing requirements applicable to its officers, directors and greater than ten-percent beneficial owners were complied with.

ITEM 10. EXECUTIVE COMPENSATION

  The following table summarizes all cash compensation paid or accrued by the Company to the Company's President and Chief Executive Officer, Executive Vice President and Vice President-Finance and Chief Financial Officer for services rendered in all capacities to the Company for the years ended June 30, 1995, 1996 and 1997.



                                                                                            LONG-TERM COMPENSATION
                                                               ANNUAL COMPENSATION        AWARDS SECURITIES UNDERLYING
                                                               -------------------       ----------------------------
                                                                                                            ALL OTHER
                                                               YEAR  SALARY   BONUS       OPTIONS(1)       COMPENSATION
NAME AND PRINCIPAL POSITION                                    ----  -------  -----       ----------       ------------
---------------------------
Lance P. Wimmer                                                1997   88,125    -0-       300,000            2,572(5)
   President and Chief Executive Officer                       1996    N/A     N/A          N/A             N/A

Robert A. Searles, Jr. (Resigned August 1997)                  1997  120,000    -0-        67,500             12,076(4)
   Executive Vice President                                    1996  115,000    -0-                           12,502(3)
                                                               1995  120,000    -0-                           15,555(2)

John C. Stuecheli                                              1997   51,555    -0-        60,000              1,021(6)
   Vice President-Finance and Chief Financial Officer          1996    N/A     N/A          N/A             N/A

_________________
(1) Includes 300,000 options to Mr. Wimmer, 67,500 options to Mr. Searles and 60,000 options to Mr. Stuecheli all exercisable at $0.50 per share.

(2) Represents employer contributions for insurance ($8,355) and a car allowance ($7,200).

(3) Represents employer contributions for insurance ($6,802) and a car allowance ($5,700).

(4) Represents employer contributions for insurance ($4,876) and a car allowance ($7,200).

(5) Represents employer contributions for insurance.

(6) Represents employer contributions for insurance.

OPTIONS EXERCISED IN LAST FISCAL YEAR AND YEAR-END VALUE

  The following table sets forth information with respect to the named executive officers with respect to the exercise of stock options during the year ended June 30, 1997 and unexercised stock options held as of June 30, 1997.

                                                                               NUMBER OF SECURITIES
                                                   SHARES                     UNDERLYING UNEXERCISED       Value of Unexercised In
                                                  ACQUIRED                       OPTIONS HELD AT             The Money Options at
                                                     ON         Value            JUNE 30, 1997(3)              JUNE 30, 1997(2)
                                                  EXERCISE     Realized    -------------------------     -------------------------
                                                    (#)         ($)(1)     Exercisable/Unexercisable     EXERCISABLE/UNEXERCISABLE
                                                  --------   --------      -------------------------     -------------------------
Lance P. Wimmer.................................       -0-        N/A            -0- / 300,000                  N/A / N/A
Robert A. Searles, Jr...........................       -0-        N/A             -0- / 67,500                  N/A / N/A
John C. Stuecheli...............................       -0-        N/A             -0- / 60,000                  N/A / N/A

_________________
(1) Represents the difference between the market price of the underlying shares of Class A Common Stock at exercise date and the exercise price.

(2) Based on the closing price in the Nasdaq SmallCap System of the Company's Class A Common Stock on that date.

(3) All options have an exercise price of $0.50 per share and an expiration date of November 1, 2002.

EMPLOYMENT AGREEMENTS

  The Company entered into an Employment Agreement on June 15, 1993 with Mr. Searles providing for a base salary of $10,000 per month and a primary term of three years. On September 1, 1993, the employment agreement between the Company and Mr. Searles was amended to extend the term until June 30, 1997, to restrict Mr. Searles from competing with the Company for a two-year period upon termination of the employment relationship and to provide for a $30,000 bonus to be paid on January 15, 1994 to assist him with federal tax liability with respect to the exercise of certain stock options. Under the terms of the employment relationship with Mr. Searles, he has been provided with a car allowance, medical insurance and other customary employee benefits. In August 1997, Mr. Searles resigned as Executive Vice President and as a member of the Board of Directors. The Company agreed to pay three months salary of $30,000, relocation costs from Houston, Texas to Dallas, Texas of $10,000 and to forgive a loan to Mr. Searles in the amount of $10,000 in consideration for a full release from all claims against the Company.

  The Company entered into employment agreements with Messrs. Wimmer and Stuecheli which became effective as of November 3, 1996. The agreement with Mr. Wimmer has a term of twenty-four months and from month to month thereafter and provides for a base salary of $135,000 per annum and the opportunity to earn up to $40,000 in bonus compensation upon achieving goals established by the Board of Directors in the Company's business plan. The agreement obligated the Company to grant to Mr. Wimmer options to purchase an aggregate of 300,000 shares of Class A Common Stock at $0.50 per share, to fund up to $3,000 per month in commuting expenses between Dallas, Texas and the Company's office and to provide minimum levels of officers' and directors' liability insurance. The agreement with Mr. Stuecheli is for a term of twelve months and from month to month thereafter and provides for a base salary of $80,000 per annum and the opportunity to earn up to $24,000 in bonus compensation upon achieving goals established by the Board of Directors in the Company's business plan. The agreement obligates the Company to grant to Mr. Stuecheli options to purchase an aggregate of 60,000 shares of Class A Common Stock at $0.50 per share, to fund up to $2,000 per month in commuting expenses between Dallas, Texas and the Company' office and to provide minimum levels of officers, and directors' liability insurance.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT


                              PRINCIPAL SHAREHOLDERS

  All 1,500,000 shares of Class B Common Stock were issued to and remain owned of record by Names 'N Faces, Inc. It has been the Company's understanding that Names `N Faces was beneficially owned by Buffalo, Inc. It is the Company's knowledge that both Names `N Faces and Buffalo, Inc. are insolvent and have had their charters revoked for failure to pay franchise tax. The Company has no specific knowledge as to the identity of the benefical owners of Buffalo, Inc. The following table sets forth certain information as of June 30, 1997, with respect to the beneficial ownership of shares Class A Common Stock held by (i) each person known by the Company to be the owner of more than 5% of the outstanding shares Class A Stock, (ii) each director, (iii) each of the executive officers named under Executive Compensation, and (iv) all officers and directors as a group.


                                                                                       PERCENTAGE OF OUTSTANDING
                                                                                           SHARES OWNED /(2)/
                                                                          -------------------------------------------------
                                                                             AMOUNT AND
                                                                             NATURE OF
                                                                             BENEFICIAL                         PERCENTAGE
                                                                          OWNERSHIP/(1)(2)/                      OF CLASS
                        NAME OF BENEFICIAL OWNER                          -----------------                    ------------
                        ------------------------
Royce Investment Group, Inc./(5)/                                                 1,250,096                      16.25%
 199 Crossways Park Drive
Woodbury, N.Y. 11797
The Estate of C. W. Moody, Jr./(3)/                                                 407,738                       6.21%
  P. O. Box 573117
  Houston, TX  77257-3117
Petrus Fund, L.P./(4)/                                                              510,000                       7.33%
  12377 Merit Drive Suite 1700
  Dallas, TX  75251
J. T. Trotter /(6)/                                                                 402,053                       6.07%
  1000 Louisiana, Suite 3600
  Houston, TX 77002
John D. Higgins /(7)/.                                                              300,316                       4.58%
  199 Crossways Park Drive
  Woodbury, N.Y. 11797
Robert R. Salyard/(8)/                                                              165,001                       2.51%
  530 Mulberry Lane
  Haverford, PA 19041
Robert A. Searles, Jr./(9)/                                                          84,946                       1.31%
  816 Muirfield Drive
  Mansfield, TX 76063
Andrew  J. Clark, III                                                                16,466                         *
  1000 Louisiana, Suite 3640
  Houston, TX  77002
John C. Stuecheli./(10)/                                                             46,000                         *
1861 Brown Blvd. Suite 612
Arlington, TX 76006
Lance P. Wimmer./(11)/                                                              275,000                       4.12%
15190 Prestonwood #918
Dallas, TX 75248
All officers and directors as a group/(12)/ (6 persons)                             887,729                      12.74%

* Less than 1%

(1) Unless otherwise noted, the Company believes that all persons named in the table have sole voting and investment power with respect to shares of Class A Common Stock beneficially owned by them.

(2) A person is deemed to be the beneficial owner of securities that can be acquired by such person within 60 days from the date of this Annual Report upon the exercise of warrants or options. Each beneficial owner's percentage ownership is determined by assuming that options or warrants that are held by such persons and which are exercisable within 60 days from the date of this Annual Report have been exercised. In the case of shares underlying warrants, the number of shares reflected and the exercise price have been adjusted to give effect to the anti-dilution adjustment required resulting from the Company's issuance of 3,245,000 shares in the Private Placement completed in January 1997.

(3) Includes 165,809 shares owned of record by Lone Star Photo Video, Inc., a company beneficially owned by the estate of Mr. Moody, 62,016 shares owned of record by the C. W. Moody Family Trust, of which Mr. Moody was the beneficiary, and 118,000 shares issuable upon exercise of Private Placement Warrants issued on November 15, 1996 to the Estate of Mr. Moody in exchange for the surrender of other warrants and $59,000 in debt.

(4) Includes 510,000 shares issuable under Warrants granted under a Loan Agreement and Loan Commitment to Petrus Fund, L.P. that are currently exercisable.

(5) Includes 156,298 shares issuable under the unit purchase option granted May 1994, exercisable at $4.93 per unit (consisting of one share and one common stock warrant) and 156,298 shares of Class A Common Stock issuable upon exercise of the 156,298 Warrants upon exercise at $5.75 per share. Also includes 486,750 shares issuable under the unit purchase option granted Royce Investment Group, Inc. and Spencer Trask Securities, Inc. in December 1996, exercisable at $.50 per unit (consisting of one share and one common stock purchase warrant) and 486,750 shares issuable upon exercise of the warrants at $1.00 per share until November 12, 1998 and thereafter until November 1, 1999 at $1.50 per share.

(6) Includes 63,081 shares issuable under warrants granted in March 1995 to Mr. Trotter in exchange for his guarantee of a $500,000 loan of the Company, and 114,000 shares issuable upon exercise of Private Placement Warrants issued to Mr. Trotter on November 15, 1996 in exchange for surrender of other warrants and $57,000 in debt.

(7) Includes 100,000 Private Placement Warrants. The Private Placement Warrants were acquired on November 1, 1996 along with 100,000 shares of Class A Common Stock for an aggregate consideration of $50,000 as part of the Private Placement. Also includes 20,000 shares of Class A Common Stock acquired in January 1997 as consideration for $10,000 in unpaid 1996 director fees and 12,500 shares issuable upon exercise of currently exercisable options granted under the Company's 1996 Stock Option Plan.

(8) Includes 45,000 Private Placement Warrants. The Private Placement Warrants and 45,000 shares of Class A Common Stock were acquired on November 15, 1996 upon conversion of $22,500 in debt of the Company to Mr. Salyard for consulting services. Also includes 75,001 shares issuable upon exercise of currently exercisable options granted under the Company's 1996 Stock Option Plan.

(9) Includes 33,750 shares issuable upon exercise of currently exercisable options granted under the Company's 1996 Stock Option Plan.

(10) Includes 36,000 shares issuable upon exercise of currently exercisable options granted under the Company's 1996 Stock Option Plan.

(11) Includes 50,000 Private Placement Warrants. The Private Placement Warrants were acquired on January 8, 1997 along with 50,000 shares of Class A Common Stock for an aggregate consideration of $25,000 as part of the Private Placement. Also includes 175,000 shares issuable upon exercise of currently exercisable options granted under the Company's 1996 Stock Option Plan.

(12) Includes 195,625 shares issuable upon exercise of warrants and currently exercisable stock options granted under the Company's 1996 Stock Option Plan.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  In April 1996, the Company engaged the firm of Wimmer Associates, Inc., of which Mr. Wimmer is Managing Director, to assist management with: (1) operations and controls for enhancing profitability, (2) development and implementation of plans and programs designed to achieve financial projections and (3) financial restructuring. The firm was paid $296,300 in fees and expenses from April to November 1996.

  Mr. Clark has acted as counsel to the Company from its inception until his resignation in May 1997. During the fiscal year ended June 30, 1996, he was paid an aggregate of $23,500 in fees and expenses, all of which was for work performed prior to the beginning of the fiscal year. During the year ended June 30, 1996, Mr. Clark billed the Company an additional $55,600 in fees and expenses, none of which were paid. Mr. Clark, along with twelve other trade creditors of the Company, who held in the aggregate $734,300 in debt of the Company, entered into a Settlement Agreement pursuant to which on November 1, 1996 his claim for $55,585 was settled in exchange for a cash payment of $8,337, an aggregate of 16,466 shares of Class A Common Stock and the agreement to pay $680 a month for fifteen months. During the year ended June 30, 1997, Mr. Clark billed the Company $47,000 in fees and expenses.

  From April to November 1996, Mr. Stuecheli was paid $100,300 by Wimmer Associates, Inc. in fees and expenses for consulting services provided to the Company. This amount is included in the total paid to Wimmer Associates, Inc. disclosed above.



ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.



  (a) The following financial statements of the Company are set forth herein commencing on page 16.

     (i)  Report of Independent Auditors

     (ii) Financial Statements

Report of Independent Auditor.................................................                         15
Financial Statements
   Balance Sheet as of June 30, 1997..........................................                      16-17
   Statements of Operations for Years Ended June 30, 1996 and 1997                                     18
   Statements of Stockholders' Equity for Years Ended June 30, 1996 and 1997                           19
   Statements of Cash Flows for Years Ended June 30, 1996 and 1997                                     20
   Notes to Financial Statements..............................................                      21-29

  (b) Reports on Form 8-K--

   None

  (c) Exhibits--

  Reference is made to the Index to Exhibits on page 31.

                                  IRATA, INC.

                         REPORT OF INDEPENDENT AUDITORS


Board of Directors and Stockholders
Irata, Inc.

  We have audited the accompanying balance sheet of Irata, Inc. as of June 30, 1997, and the related statements of operations, stockholders' equity, and cash flows for each of the two years in the period ended June 30, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

  We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

  In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Irata, Inc. at June 30, 1997, and the results of its operations and its cash flows for each of the two years in the period ended June 30, 1997, in conformity with generally accepted accounting principles.

  The accompanying financial statements as of and for the year ended June 30, 1997 have been prepared assuming that Irata, Inc. will continue as a going concern. As more fully described in Note 2, the Company has incurred recurring losses and has a working capital deficiency. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's resolution in regard to these matters is also described in Note 2. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.




                                              LANE GORMAN TRUBITT, L.L.P.

Dallas, Texas
September 12, 1997

                                  IRATA, INC.

                                 BALANCE SHEET

                                 JUNE 30, 1997

                                    ASSETS
                                    ------

Current assets:
    Cash............................................................ $     2,485
    Accounts receivable-trade, net of $30,000 allowance.............     372,172
    Accounts receivable-other.......................................      27,946
    Consumable inventory............................................     188,457
    Prepaids and other current assets...............................      76,099
                                                                     -----------
               Total current assets.................................     667,159


Property and equipment, at cost:
    Equipment-Booths................................................   6,326,114
    Components and hardware.........................................     528,805
    Furniture, fixtures and equipment...............................     272,977
                                                                     -----------
                                                                       7,127,896
    Accumulated depreciation........................................  (2,547,093)
                                                                     -----------
               Total property and equipment, net....................   4,580,803


Other assets:
    Deferred loan costs, net........................................     251,849
    Other, net......................................................     110,195
                                                                     -----------
                                                                         362,044
                                                                     -----------
               Total assets......................................... $ 5,610,006
                                                                     ===========


                     LIABILITIES AND STOCKHOLDERS' EQUITY
                     ------------------------------------

Current liabilities:
    Trade accounts payable.........................................  $   614,557
    Sales and use tax payable......................................      247,210
    Site rents payable.............................................       46,199
    Other accrued liabilities......................................      175,577
                                                                     -----------
         Total current liabilities.................................    1,083,543

Long-term debt.....................................................    2,281,084


Commitments


Stockholders' equity:
    Preferred stock, $1 par value:
         100,000 shares authorized, zero issued....................           --
    Class A common stock, $.10 par value:
         20,000,000 shares authorized, 6,443,215 issued
          and outstanding..........................................      644,321
    Class B common stock, $.01 par value:
         1,500,000 shares authorized, issued and outstanding.......       15,000
    Additional paid-in-capital.....................................    8,123,123
    Accumulated deficit............................................   (6,537,065)
                                                                     -----------
         Total stockholders' equity................................    2,245,379
                                                                     -----------
         Total liabilities and stockholders' equity................  $ 5,610,006
                                                                     ===========









                            See accompanying notes.

                                  IRATA, INC.

                           STATEMENTS OF OPERATIONS


                                                        YEAR ENDED JUNE 30,
                                                     -------------------------
                                                         1996          1997
                                                     -------------------------
Revenues:
  Booth Services.................................... $ 7,451,098   $ 5,800,920
  Booth Sales.......................................          --        13,000
                                                     -----------   -----------
Total revenues......................................   7,451,098     5,813,920
Cost of booth services:
  Site rent.........................................   2,778,502     2,244,714
  Route labor.......................................     780,431       633,255
  Equipment depreciation............................   1,111,191     1,048,650
  Consumables.......................................     760,530       658,173
  Freight and re-installation costs.................     329,976       381,852
  Loss on disposal of property & equipment..........     771,363       154,402
  Other costs of service............................     214,608       137,643
                                                     -----------   -----------
Total cost of booth services........................   6,746,601     5,258,689
Cost of booths sold.................................          --        13,578
                                                     -----------   -----------
Gross profit........................................     704,497       541,653
Selling, general and administrative expenses:
  Salaries and wages................................   1,101,870     1,088,651
  Professional fees.................................     405,042       365,623
  Insurance.........................................     154,212       148,889
  Marketing.........................................     117,251        49,017
  Travel and entertainment..........................      52,818        68,438
  Depreciation and amortization.....................      42,834        70,792
  Personal property and franchise taxes.............      51,465       113,848
  Office expense....................................     267,167       299,122
  Bad debt..........................................      16,626        20,000
                                                     -----------   -----------
Total selling, general and administrative expenses..   2,209,285     2,224,380
                                                     -----------   -----------
Operating (loss)....................................  (1,504,788)   (1,682,727)
Other income (expense):
  Interest expense..................................    (342,166)     (265,935)
  Financing costs...................................    (271,365)     (288,343)
  Interest income...................................         284         4,079
  Other, net........................................       3,478        31,424
                                                     -----------   -----------
Total other income (expense)........................    (609,769)     (518,775)
                                                     -----------   -----------
Net (loss).......................................... $(2,114,557)  $(2,201,502)
                                                     ===========   ===========
Net loss per share.................................. $     (0.83)  $     (0.44)
                                                     ===========   ===========
Weighted average number of common shares
  outstanding.......................................   2,545,409     5,027,250
                                                     ===========   ===========


                            See accompanying notes.

                                  IRATA, INC.

                      STATEMENTS OF STOCKHOLDERS' EQUITY

                                          CLASS A COMMON STOCK       CLASS B COMMON
                                         ---------------------   ---------------------   ADDITIONAL                       TOTAL
                                          NUMBER OF               NUMBER OF                PAID-IN      ACCUMULATED    STOCKHOLDERS'
                                           SHARES      AMOUNT      SHARES      AMOUNT      CAPITAL        DEFICIT          EQUITY
                                         ---------   ---------   ---------    --------   -----------   -------------    -----------
Balance at June 30, 1995                 2,542,611   $ 254,261   1,500,000    $ 15,000   $ 6,489,380   $  (2,221,006)   $ 4,537,635
Stock awards                                 7,460         746          --          --        13,311              --         14,057
Value of warrants issued in connection
    with Loan Agreement                         --          --          --          --         2,300              --          2,300
Net loss                                        --          --          --          --            --      (2,114,557)    (2,114,557)
                                         ---------   ---------   ---------    --------   -----------   -------------    -----------
Balance at June 30, 1996                 2,550,071     255,007   1,500,000      15,000     6,504,991      (4,335,563)     2,439,435
Issuance of stock in a private
    placement at $.50 per share,
     net of offering costs               3,245,000     324,500          --          --       936,099              --      1,260,599
Conversion of debt to stock                662,223      66,222          --          --       708,927              --        775,149
Stock awards                               (14,079)     (1,408)         --          --       (27,294)             --        (28,702)
Value of warrants issued in
    connection with Loan Agreement              --          --          --          --           400              --            400
Net Loss                                        --          --          --          --            --      (2,201,502)    (2,201,502)
                                         ---------   ---------   ---------    --------   -----------   -------------    -----------
Balance at June 30, 1997                 6,443,215   $ 644,321   1,500,000    $ 15,000   $ 8,123,123   $  (6,537,065)   $ 2,245,379
                                         =========   =========   =========    ========   ===========   =============    ===========





                            See accompanying notes

                                  IRATA, INC.

                           STATEMENTS OF CASH FLOWS

                                                        YEAR ENDED JUNE 30,
                                                     -------------------------
                                                         1996          1997
                                                     -------------------------
Operating activities
  Net (loss)........................................ $(2,114,557)  $(2,201,502)
  Adjustments to reconcile net loss to net
   cash provided (used) by operating activities:
  Depreciation and amortization.....................   1,154,025     1,119,442
  Financing costs...................................     271,365       288,343
  Loss on disposal of property and equipment........     771,363       154,402
  Stock awards......................................      14,057       (28,702)
  Net book value of booths sold.....................          --        13,578
  Changes in operating assets and liabilities:
  Accounts receivable--trade........................     (51,724)      100,415
  Accounts receivable--other........................      16,445       (17,761)
  Other current assets..............................      21,200        19,232
  Other assets......................................     (33,976)      (79,714)
  Accounts payable..................................     301,544       103,762
  Sales and use tax payable.........................     518,541      (317,736)
  Site rents payable................................     121,518       (88,819)
  Other accrued liabilities.........................      63,681        13,663
                                                     -----------   -----------
Net cash provided (used) by operating activities....   1,053,482      (921,397)

Investing activities
  Purchases of property and equipment...............  (1,447,646)     (481,069)
                                                     -----------   -----------
Net cash used in investing activities...............  (1,447,646)     (481,069)

Financing activities
  Proceeds from Private Placement, net..............          --     1,230,599
  Proceeds from Loan Agreement, net.................     315,000            --
  Proceeds from short-term notes....................     160,000            --
  Principal payments on short-term notes............     (92,536)           --
                                                     -----------   -----------
Net cash provided by financing activities...........     382,464     1,230,599
                                                     -----------   -----------
Net (decrease) in cash and cash equivalents.........     (11,700)     (171,867)
Cash and cash equivalents at beginning of year......     186,052       174,352
                                                     -----------   -----------
Cash and cash equivalents at end of period.......... $   174,352   $     2,485
                                                     ===========   ===========


                            See accompanying notes.

                                  IRATA, INC.

                         NOTES TO FINANCIAL STATEMENTS


1.   ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Organization

     IRATA, Inc. (the "Company") was incorporated March 22, 1992 under the laws of the State of Texas, for the purpose of acquiring and operating Video Foto booths throughout the United States in shopping malls, theme parks, discount stores and other high traffic areas. The photo booths produce a black and white computer generated, laser printed image superimposed on a variety of background options.

     Revenue Recognition

     The Company recognizes revenue as products and services are provided. Landlords are paid a fixed rental, a percentage of net revenues or a combination thereof, which is recorded as site rent. The independent service contractor is also paid a fixed commission, a percentage based upon the net revenues generated by the photo booths serviced by him, or a combination thereof, which is recorded as route labor.

     Statement of Cash Flows

     Supplemental disclosures of cash flow information are as follows:
                                                           1996        1997
                                                        ----------  ----------
Interest paid..........................................    264,200     268,400
Taxes paid.............................................         --          --
Warrant value associated with the Loan Agreement.......      2,300         400
Conversion of vendor payable to note...................     35,000          --
Conversion of debt to stock............................         --     775,100
Reduction of sales and use taxes payable...............         --      55,000

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

                                                   Estimated Useful Life
                                                   ----------------------
          Photo Booths...........................        5 to 7 Years
          Furniture, Fixtures and Equipment......        3 to 5 Years


     Components and hardware consist of parts used to construct and repair photo booths. No depreciation is provided for these parts until they are installed into a photo booth and that photo booth is placed into service. Used parts are recorded at the lower of cost or net realizable value.

     Other Assets

     Deferred loan costs are amortized over the life of the loan.

     Expenditures related to the development of operating software for the color photo booth project and assembly of prototype photo booths are capitalized and amortized over three years, which the Company has determined to be the estimated useful life.

     Expenditures related to printer software upgrades are capitalized and amortized over three years, which the Company has determined to be the estimated useful life.

     Income Taxes

     The liability method is used in accounting for income taxes. Under this method, deferred tax liabilities are determined based upon differences between financial reporting and tax basis of assets and liabilities and are measured using the enacted marginal tax rates and laws that will be in effect when the differences reverse.

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

     Loss Per Share

     Loss per share has been computed based upon the weighted average number of common and common equivalent shares outstanding. The Class B Common Stock has not been considered in the loss per share computation because it is not considered a Senior security or a common stock equivalent based on rights associated with the Class B Common Stock. Options and warrants have not been included in the computation as they have an anti-dilutive effect.

     Inventory

     Consumable inventory is stated at the lower of cost or market. Cost is determined principally by the first-in, first-out method.

     Fair Value of Financial Instruments

     Fair value of financial instruments are estimated to approximate the related book values, unless otherwise indicated, based on market information available to the Company.

2.   LIQUIDITY AND WORKING CAPITAL DEFICIT

     The net proceeds from the Private Placement of approximately $1,200,000 allowed the Company to settle all past due obligations to creditors including sales and use taxes for approximately $600,000. In addition, the proceeds were used to fund the final phase of the Company's color Video Foto booth project and to construct an initial 10 color photo booths which were placed in mall and theme park locations beginning March 1997.

     The Company had a working capital deficit of $417,000 as of June 30, 1997. The deficit is the result of continuing cash losses from operations in fiscal 1997. Although the Company has generated positive cash in the summer of 1997, it does not have the liquidity or capital resources to continue as a going concern. To resolve this situation, the Company contributed its operating assets and certain liabilities to form Image Dynamics. (See note 8). Sufficient cash will be available to the Company from accounts receivable and distributions from Image Dynamics to satisfy liabilities not contributed to the new entity.


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

     On January 8, 1997, the Company completed a private placement of 3,245,000 shares of Class A Common Stock and 3,245,000 Private Placement Warrants. The private placement was sold in $25,000 units consisting of 50,000 shares of Class A Common Stock priced at $0.50 per share and 50,000 Private Placement Warrants. Net proceeds to the Company were approximately $1,200,000.

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

     Options

     In September 1993, the Company adopted a stock option plan (the "1993 Plan") pursuant to which 250,000 shares of Class A Common Stock were reserved for issuance upon exercise of options designated as (i) options intended to constitute incentive stock options ("ISOs") under the Internal Revenue Code of 1986, as amended (the "Code"), or (ii) non-qualified options. In January 1997, the shareholders of the Company approved the 1996 stock option plan (the "1996 Plan") pursuant to which 950,000 shares of Class A Common Stock have been reserved for issuance upon the exercise of options designated either as ISOs or non-qualified options. ISOs may be granted under the 1993 or the 1996 Plan to employees and officers of the Company. Non-qualified options may be granted under either the 1993 or the 1996 Plan to consultants, directors (whether or not such director is an employee), employees or officers of the Company ("Eligible Participants"). Additionally, the 1996 Plan permits the Plan Administrator to make stock grants to Eligible Participants.

     The purpose of both of the option plans is to attract and retain the best available talent and encourage the highest level of performance to serve the best interests of the Company and its shareholders. The option plans are administered by the Board of Directors, or, at their discretion, by a committee which is appointed by the Board to perform such function. The administering party is referred to herein as the "Plan Administrator." As of the date of June 30, 1997, the Compensation Committee of the Board of Directors is serving as the Plan Administrator. The Plan Administrator, within the limitations of the plans, determines, among other things, when to grant options, the persons to whom options will be granted, the number of shares to be covered by each option, whether the options granted are intended to be ISOs or non-qualified options, the duration and rate of exercise of each option, the option purchase price per share and the manner of exercise, and whether restrictions such as repurchase rights in the Company are to be imposed upon the shares subject to options. In determining the employees, officers, consultants and directors to whom options should be granted and the number of shares to be covered by such options, the Plan Administrator is to take into account the nature of their duties, their present and potential contributions to the success of the Company and such other factors as they shall deem relevant.

     ISOs granted pursuant to the option plans may not be granted at a price less than the fair market value of the Class A Common Stock on the date of grant (or 110% of the fair market value in the case of persons holding 10% more of the voting stock of the Company). The aggregate fair market value of shares for which ISOs granted to any employee are exercisable for the first time by such employee during any calendar year (pursuant to all stock option plans of the Company and any related corporation) may not exceed $100,000. Non-qualified options may be granted at a price determined by the Plan Administrator, but not less than the par value of the Class A Common Stock. Options granted pursuant to the option plans will expire no more than ten years from the date of grant (five years in the case of ISOs granted to persons holding 10% or more of the voting stock of the Company).

     Options granted pursuant to the option plans are not transferable during the optionee's lifetime, but are transferable at death by will or by the laws of descent and distribution.

     Prior to the approval of the 1996 Plan, 256,690 options were outstanding from the 1993 Plan, all exercisable at $5.00 per share. Effective December 6, 1996, the Plan Administrator granted 486,250 ISOs and 200,000 non-qualified options under the 1996 Plan, all of which are exercisable at $.50 per share and all of which expire on November 1, 2002. 117,500 options granted under the 1996 Plan were conditioned upon the optionee surrendering 77,770 options granted under the 1993 Plan.

     The following schedule summarizes the changes in employee and other stock options:

                                                                         Option Price
                                                                  ---------------------------
                                                  Number of       Per Share      Total Option
                                                    Shares                          Price
                                                  ----------     -----------     ------------
Outstanding at June 30, 1995
(348,540 exercisable)                               395,540    $ 5.00 - $ 7.50   $  2,225,200

For the year ended June 30,1996:
  Granted                                               ---                               ---
  Canceled                                          (28,850)        $ 5.00           (144,250)

Outstanding at June 30, 1996
(366,690 exercisable)                               366,690    $ 5.00 - $ 7.50      2,080,950
                                                 ----------                      ------------
For the year ended June 30, 1997:
  Granted                                           686,250         $ 0.50            343,125
  Canceled                                          (77,770)        $ 5.00           (388,850)
                                                 ----------                      ------------
Outstanding at June 30, 1997
(289,920 exercisable)                               975,170    $ 0.50 - $ 7.50   $  2,035,225
                                                 ==========                      ============

     The Company recognized and measures compensation costs related to stock option plans utilizing the intrinsic value based method. Accordingly, no compensation cost has been recorded. Had compensation expense been determined on the fair value of awards granted, net loss and loss per share would have been as follows:

                                                    1997                        1996
                                                    ----                        ----
                                         As Reported    Pro forma     As Reported    Pro forma
                                         -----------   ------------   -----------   -----------
Net loss                                 $(2,201,502)  $(2,297,577)   $(2,114,557)  $(2,114,557)
Loss per share                           $     (0.44)  $     (0.46)   $     (0.83)  $     (0.83)

     The fair value of each option is estimated using the Black-Scholes option-pricing model with the following assumptions used for grants in 1997: risk free interest rate 4.5%; expected life 6 years; expected volatility 30%; dividend yield 0%. The fair values generated by the Black-Scholes model may not be indicative of the future benefit, if any, that may be received by the option holder.


     Warrants

     Redeemable Warrants. There are outstanding stock purchase warrants (the "Redeemable Warrants") to purchase 1,797,436 shares of Class A Common Stock that were issued by the Company in May 1994 as a part of the Company's initial public offering. Each Redeemable Warrant entitles the registered holder to purchase one share of Class A Common Stock, at an exercise price of $4.93 at any time prior to the close of business on May 11, 1998, providing that at such time a current prospectus relating to the Class A Common Stock is in effect and the Class A Common Stock is qualified for sale or exempt from qualification under applicable states securities laws.

     The Redeemable Warrants are redeemable by the Company on 30 days' prior written notice at a redemption price of $.01 per Redeemable Warrant, provided the average closing bid price of the Company's Class A Common Stock in the over-the-counter market as reported by Nasdaq for any 20 consecutive business days ending within five days of the notice of redemption exceeds $9.00 per share (subject to adjustment by the Company as described below, in the event of any reverse stock split or similar events) provided no closing bid price during such period was less than $8.25. The notice of redemption will be sent to the registered address of the registered holder of the Redeemable Warrant. All Redeemable Warrants must be redeemed if any are redeemed.

     Private Placement Warrants. As a part of the Company's private placement that was concluded on January 8, 1997, the Company issued Private Placement Warrants to purchase an aggregate of 3,610,000 shares of Class A Common Stock. Each Private Placement Warrant entitles the registered holder to purchase one share of Class A Common Stock, at an exercise price of $1.00 per share (subject to adjustment) at any time prior to the close of business on November 1, 1998, and at $1.50 per share (subject to adjustment) at any time prior to expiration of the Warrant on November 1, 1999. Each of the holders of shares of Class A Common Stock and Warrants acquired in the private placement are subject to a lock-up agreement not to sell any of such securities until March 31, 1997; 75% of such securities until June 30, 1997; 50% of such securities until September 30, 1997; and 25% of such securities until December 31, 1997.

     Special Private Placement Warrants. Pursuant to the Agency Placement Agreement executed in September 1996, the Company issued Unit Purchase Options consisting of 486,750 shares of Class A Common Stock and 486,750 Special Private Placement Warrants to the placement agents. Each Special Private Placement Warrant entitles the registered holder to purchase one share of Class A Common Stock, at an exercise price of $1.00 per share (subject to adjustment) at any time prior to the close of business on November 1, 1998, and at $1.50 per share (subject to adjustment) at any time prior to expiration of the Warrant on November 1, 2001.

     Anti-dilution Provisions. The Private Placement of 3,630,000 shares of Class A Common Stock completed in January 1997, triggered anti-dilution provisions of previously issued warrants. The 1,265,000 Redeemable Warrants issued as part of the 1994 Initial Public Offering and 110,000 warrants issued to the underwriter in connection with this offering increased to 1,797,436 and 156,298, respectively. The exercise price decreased from $7.00 to $4.93. The Company issued 25,000 warrants in March 1995 and 21,000 warrants in June 1995 at an exercise price of $5.00 per share. As a result of anti-dilution provisions, the warrants increased to 63,081 and 52,988, respectively. The exercise price decreased from $5.00 to $1.98.

The following schedule summarizes the changes in warrants:

                                              Number of        Exercise Price
                                              Warrants            per Share
                                              ----------       ---------------
Outstanding at June 30, 1995                   2,239,464       $ 2.50 - $ 6.63

For the year ended June 30,1996:
  Issued                                          16,000            $ 4.00
  Canceled                                           ---
  Expired                                            ---
                                              ----------
Outstanding at June 30, 1996                   2,255,464         $ 2.50 - $ 6.63

For the year ended June 30, 1997:
  Issued                                       4,501,750            $ 1.00
  Anti-Dilution Adjustment                       813,803
  Canceled                                       (16,000)           $ 4.00
  Expired                                       (308,464)        $ 2.50 - $ 3.66
                                              ----------
Outstanding at June 30, 1997                   7,246,553         $ 1.00 - $ 6.63
                                              ==========

4.   DEBT

     In June 1995, the Company entered into a Loan Agreement with a Lender for a $3,500,000 line of credit, evidenced by a 12% Senior Note and Security Agreement granting to the Lender a first lien security interest in the assets of the Company. On October 31, 1996 the Company executed an Amended and Restated Loan Agreement (the "Lender Agreement"). The Lender agreed to reinstate the Original Agreement of June 5, 1995 and waive the existing defaults. The Company had been in default on its loan covenants with its Lender since July 1995.

     The Lender Agreement provides for payments of interest only at an annual rate of 12% commencing November 1, 1996, and the first day of each month thereafter until maturity on June 2, 1998 at which time all outstanding principal is due and payable. The facility fee of $35,000 due on June 4, 1996, and certain legal fees and consulting expenses of $97,639 incurred by the Lender were added to the principal resulting in a total principal outstanding of $2,247,639 as of October 31,1996. Among other provisions, the negotiated terms provide for extensive revisions to all financial ratio covenants consistent with a revised detailed financial plan developed by Management.

     The facility fee of $24,050 due on June 4, 1997, and certain legal fees of $9,395 incurred by the Lender were added to the principal resulting in a total principal outstanding of $2,281,084 as of June 30, 1997.

     On August 1, 1997, Auto Photo Systems, Inc. acquired the 12% the Senior Note and Security Agreement with a current principal amount of $2,281,084. In connection with this acquisition, the maturity was extended to August 1, 2002. (See Note 8)


5.   COMMITMENTS

     Leases

     The Company leases its office and warehouse facilities under non-cancelable operating leases expiring at various dates through April 30, 2001. Rental expense for the leases were $121,176 and $118,882 for the years ended June 30, 1996 and 1997, respectively. (See Note 8)

      Future minimum lease payments, by year and in the aggregate, excluding sublease income, under these leases consisted of the following at June 30,1997:

          1998.........................................   $ 98,062
          1999.........................................     84,085
          2000.........................................     84,085
          2001.........................................     74,770
                                                          --------
                                                          $341,002
                                                          ========

     In addition to the non-cancelable operating leases, the Company leases space for each photo booth operating under cancelable lease agreements. The lease terms for each photo booth location are generally less than twelve months and the agreements are renewable on a month-to-month basis.

     License Agreements

     The Company has an agreement to use software and pays a monthly maintenance fee of $2.50 for each photo booth in operation up to a cap of $3,000 per month. In addition, the Company pays an initial $100 fee for each new 600 dpi printer software installed in a photo booth up to 500 copies. Additional copies may be purchased at $75 each. The Company incurred obligations of $34,837 and $36,220 in 1996 and 1997, respectively. The maintenance fee is charged to cost of sales when incurred and the initial fee is amortized over three years.

     Litigation

     The Company, in the normal course of business, is a party to a number of lawsuits and other proceedings. The company's Management does not expect that the results of these lawsuits and proceedings will have a material impact on the Company's financial position or results of operations.


6.   INCOME TAXES

     At June 30, 1997, the Company has net operating loss carryforwards of approximately $7,500,000, subject to limitations as described below and will expire in 2009 through 2012.

     Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax liabilities and assets are as follows:

                                                         1996          1997

Deferred tax liabilities:
  Tax over book depreciation                         $   363,266   $   522,236
                                                     -----------   -----------
  Total deferred tax liabilities                         363,266       522,236
Deferred tax assets:
  Net operating loss carryforwards                     1,693,082     2,573,146
  Other                                                   60,041        67,204
                                                     -----------   -----------
    Total deferred tax assets                          1,753,123     2,640,350
                                                     -----------   -----------
    Net deferred tax asset                             1,389,857     2,118,114
Valuation allowance for deferred tax assets           (1,389,857)   (2,118,114)
                                                     -----------   -----------
    Net deferred taxes                               $        --   $        --
                                                     ===========   ===========

7.   RELATED PARTY TRANSACTIONS

     The Company expensed $64,200 and $232,000 during the years ended
June 30,1996 and 1997, respectively, for consulting services from a company controlled an executive officer. The services were performed prior to his employment by the Company. In addition, the Company expensed $55,600 and $46,500 during the years ended June 30,1996 and 1997, respectively, for legal services from a director. At June 30, 1997, the Company owed related parties $44,000 which is included in accounts payable.

8.   SUBSEQUENT EVENTS

     On August 1, 1997, the Company signed an agreement to combine operations with Auto Photo Systems, Inc. ("APS") and form a new company, Image Dynamics LLC ("Image Dynamics"). The Company will contribute all operating assets including sited photo booths, inventory, furniture and equipment, $107,000 of accounts receivable, intellectual property and certain contracts and leases. Image Dynamics will assume the $2,281,084 long term debt as of August 1, 1997. The basis of the investment will be the historical cost of assets contributed less long term debt assumed by Image Dynamics. No gain or loss will be recorded on the transaction. Based on preliminary valuations, the Company will have a 26% interest in profits and other distributions from Image Dynamics.

     In connection with the agreement to form Image Dynamics, APS acquired the Company's Senior Note. (See note 4.)

     Obligations of the Company not assumed by Image Dynamics will be extinguished from collections of retained accounts receivable and distributions from Image Dynamics. The Company intends to sublease its office and warehouse facility in Houston, Texas and move all operations to Dallas, Texas.

                                  SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the City of Houston, State of Texas, on the 29th day of September, 1997.


                                       Irata, Inc.


                                       By:  /s/ LANCE P. WIMMER
                                              __________________________________
                                            Lance P. Wimmer.
                                            Chairman of the Board
                                            President and Chief Executive Office

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report was signed by the following persons in the capacities stated on September 29, 1997.

     SIGNATURE                        TITLE                        DATE
     ---------                        -----                        ----

 /s/ LANCE P. WIMMER         Chairman of the Board,          September 29, 1997
---------------------------  President, Chief Executive
Lance P. Wimmer              Officer and Director
                             (principal executive officer)


 /s/ JOHN C. STUECHELI       Vice President-Finance and      September 29, 1997
---------------------------  Chief Financial Officer
John C. Stuecheli            (principal financial and
                             accounting officer)


 /s/ ROBERT R. SALYARD       Director                        September 29, 1997
___________________________
Robert R. Salyard


 /s/ JOHN D. HIGGINS         Director                        September 29, 1997
---------------------------
John D. Higgins

                                 EXHIBIT INDEX

EXHIBIT
NUMBER                                 DESCRIPTION
-------                                -----------

 1.1**    --    Agency Agreement between the Company and Royce Investment Group,
                Inc. and Spencer Trask Securities Incorporated

 1.2**    --    Unit Purchase Option between the Company and Royce Investment
                Group, Inc. and Spencer Trask Securities Incorporated

 3.1*     --    Articles of Incorporation of the Company.

 3.2*     --    Articles of Amendment to the Articles of Incorporation of the
                Company filed October 8, 1993.

 3.3*     --    Articles of Amendment to the Articles of Incorporation of the
                Company filed December 22, 1993.

 3.4*     --    Bylaws of the Company

 4.1**    --    Form of Common Stock Purchase Warrant to purchase shares of
                Class A Common Stock issued to the Selling Shareholders pursuant to the Agency Agreement and issued to the Estate of C. W. Moody, Jr., Dominion Investment Corporation, George V. Kane, John D.
                Higgins and Robert R. Salyard

 10.1**   --    1996 Stock Option Plan of the Company

 10.2**   --    Stock Option Agreement dated December 6, 1996 between the
                Company and Andrew J. Clark, III

 10.3**   --    Stock Option Agreement dated December 6, 1996 between the
                Company and John D. Higgins

 10.4**   --    Stock Option Agreement dated December 6, 1996 between the
                Company and Robert R. Salyard

 10.5**   --    Stock Option Agreement dated December 6, 1996 between the
                Company and Lance P. Wimmer

 10.6**   --    Stock Option Agreement dated December 6, 1996 between the
                Company and John C. Stuecheli

 10.7**   --    Stock Option Agreement dated December 6, 1996 between the
                Company and Sue Camp

 10.8**   --    Stock Option Agreement dated December 6, 1996 between the
                Company and Rodger Osgood

 10.9**   --    Stock Option Agreement dated January 7, 1997 between the Company and Rodger Osgood

 10.10**  --    Stock Option Agreement dated December 6, 1996 between the
                Company and Robert A. Searles, Jr.

EXHIBIT
NUMBER                                 DESCRIPTION
-------                                -----------

 10.11**  --    Consulting Agreement dated as of November 1, 1996 between the
                Company and Robert R, Salyard

 10.12**  --    Executive Employment Agreement dated effective November 1, 1996 between the Company and Lance P. Wimmer

 10.13**  --    Executive Employment Agreement dated effective November 5, 1996 between the Company and John C. Stuecheli

 10.14**  --    Subscription Agreement dated effective as of September 9, 1996 between the Company and Robert R. Salyard

 10.15**  --    Subscription Agreement dated effective as of September 9, 1996 between the Company and Dominion Investment Corporation, George
                V. Kane, Jr. and the Estate of C. W. Moody, Jr.

 10.16**  --    Settlement Agreement and Release dated effective as of November
                18, 1996 between the Company and Corporate Laser Charge, Inc.

 10.17**  --    Form of Settlement Agreement and Release between the Company and trade creditors

 10.18**  --    Form of Supplement Letter to Settlement Agreement with trade creditors

 10.19**  --    Form of First Amendment to Settlement Agreement and Release
                between the Company and trade creditors

 10.20**  --    Amended and Restated Loan agreement dated as of October 31, 1996 between Petrus Fund, L.P. and the Company

 10.21**  --    Subscription Agreement dated January 22, 1997 between the
                Company and John D. Higgins

 10.22*** --    Agreement To Form Image Dynamics LLC

_______________
* Filed as exhibits to the Company's Form S-B2 Registration Statement (File No. 33-75216) effective May 11, 1994.
** Filed as exhibits to the Company's Form S-B2 Registration Statement (File No. 333-20559) effective February 18, 1997.
***  Filed as an exhibit to the Company's Form 8-K dated August 8, 1997.