Form 10KSB/A
IRATA INC
filed 1997-10-24
CIK 889364

===============================================================================
                   U. S. Securities and Exchange Commission
                            Washington, D.C. 20549

                            ----------------------

                                FORM 10-KSB/A1
(Mark One)
           [X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934
       For the fiscal year ended June 30, 1997

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

Securities registered under Section 12(b) of the Exchange Act:
     (Title of each class)           (Name of each exchange on which registered)
Class A Common Stock,                Nasdaq SmallCap Market, Boston Stock
        par value $.10                       Exchange
Redeemable Warrant to purchase             Nasdaq SmallCap Market, Boston Stock
        a share of Class A                        Exchange
Common Stock at an exercise
        price of $4.93

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

     State the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant. As of August 31, 1997 non-affiliates of the registrant held an aggregate of 6,150,399 shares of Class A Common Stock, having a market value of $1,153,000 at the $0.1875 bid price at August 27, 1997. There is no public trading market for the Class B Common Stock.

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

                      DOCUMENTS INCORPORATED BY REFERENCE
     None
===============================================================================

                               EXPLANATORY NOTE



     This Form 10-KSB/A1 is being filed by Irata, Inc. as an amendment to its Annual Report on Form 10-KSB for the fiscal year ended June 30, 1997, to correct certain errors in the number of shares of Class A Common Stock held by non-affiliates at August 27, 1997 and the market value of such shares.

                                  SIGNATURES



     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused Amendment No. 1 to this report to be signed on its behalf by the undersigned thereunto duly authorized, in the City of Dallas, State of Texas, on the 24th day of October, 1997.


                                     IRATA, Inc.


                                     By:        /s/ LANCE P. WIMMER
                                           ------------------------------------
                                           Lance P. Wimmer.
                                           Chairman of the Board
                                           President and Chief Executive Office

     Pursuant to the requirements of the Securities Exchange Act of 1934, Amendment No. 1 to this Report was signed by the following persons in the capacities stated on October 24, 1997.


        Signature                          Title                      Date
        ---------                          -----                      ----

 /s/ LANCE P. WIMMER         Chairman of the Board, President,
----------------------         Chief Executive Officer          October 24, 1997
     Lance P. Wimmer         and Director
                             (principal executive officer)

 /s/ JOHN C. STUECHELI       Vice President-Finance and
----------------------        Chief Financial Officer           October 24, 1997
     John C. Stuecheli        (principal financial and
                              accounting officer)

 /s/ ROBERT R. SALYARD       Director                           October 24, 1997
----------------------
     Robert R. Salyard

 /s/ JOHN D. HIGGINS         Director                           October 24, 1997
----------------------
     John D. Higgins