Form 10QSB
period 1997-09-30
IRATA INC
filed 1997-11-19
CIK 889364

                   U. S. Securities and Exchange Commission

                             Washington, D.C. 20549


                                  FORM 10-QSB
(Mark One)
   [ X ]      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURI-
                           TIES EXCHANGE ACT OF 1934
             For the quarterly period ended September 30, 1997

         [   ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EX-
                                  CHANGE ACT
             For the transition period from          to

                        Commission file number 1-13068


                                  IRATA, INC.
       (Exact name of small business issuer as specified in its charter)

                    Texas                                    76-0366015
         (State or other jurisdiction of                  (I.R.S. Employer
         incorporation or organization)                  Identification No.)

1123 W. North Carrier Parkway, Grand Prairie, Texas             75050
      (Address of principal executive offices)                (Zip Code)


    Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act of during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days. Yes X
                                                                           --
No
   --

    At November 14, 1997 there were 6,443,215 shares of Class A Common Stock, par value $0.10 per share, outstanding and 1,500,000 shares of Class B Common Stock, par value $0.01 per share, outstanding.

                                  IRATA, INC.

                             INDEX TO FORM 10-QSB

                   FOR THE QUARTER ENDED SEPTEMBER 30, 1997


Part I Financial Information (unaudited)

     Item 1. Financial Statements

          Statement of Operations............................................. 2

          Balance Sheet....................................................... 3

          Statement of Cash Flows............................................. 4

          Notes to Financial Statements....................................... 5


     Item 2. Management's Discussion and Analysis of Financial Condition and
          Results of Operations............................................... 8

Part II Other Information

     None

Signatures.................................................................... 9

                                   IRATA, INC.
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                           Three Months Ended
                                                              September 30,
                                                        --------------------------
                                                           1996           1997
                                                        --------------------------
Revenues:
     Booth Services .................................   $ 1,827,651    $   542,467
     Booth Sales ....................................          --           13,500
                                                        -----------    -----------
Total revenues ......................................     1,827,651        555,967
Cost of booth services:
     Site rent ......................................       691,768        249,453
     Route labor ....................................       180,170         96,204
     Equipment depreciation .........................       247,295         91,445
     Consumables ....................................       189,085         56,183
     Other costs of service .........................       172,949          9,625
                                                        -----------    -----------
Total cost of booth services ........................     1,481,267        502,910
Cost of booths sold .................................          --           14,403
                                                        -----------    -----------
Gross profit ........................................       346,384         38,654
Selling, general and administrative expenses:
     Salaries and wages .............................       238,092        303,843
     Professional fees ..............................       196,012         16,882
     Insurance ......................................        20,133         26,538
     Other ..........................................       116,458         55,153
     Depreciation and amortization ..................        11,384         10,916
                                                        -----------    -----------
Total selling, general and administrative expenses ..       582,079        413,332
                                                        -----------    -----------
Operating ( loss) ...................................      (235,695)      (374,678)
Other income (expense):
     Interest expense ...............................       (62,924)       (22,992)
     Financing costs ................................       (67,842)       (70,689)
     Other, net .....................................         1,336            644
                                                        -----------    -----------
Total other income (expense) ........................      (129,430)       (93,037)
                                                        -----------    -----------
(Loss) before minority interest in Image Dynamics LLC      (365,125)      (467,715)
(Loss) from minority interest in Image Dynamics LLC .          --         (100,000)
                                                        -----------    -----------
Net (loss) ..........................................   $  (365,125    $  (567,715)
                                                        ===========    ===========
Net loss per share ..................................   ($      .14)   $     (0.09)
                                                        ===========    ===========

Weighted average number of common shares outstanding      2,542,611      6,443,215
                                                        ===========    ===========

                                    See accompanying notes.

                                   IRATA, INC.
                                  BALANCE SHEET
                                   (unaudited)


                                    ASSETS
                                                                                               September 30,
                                                                                                    1997
                                                                                               -------------
Current assets:
     Cash.....................................................................................$        18,849
     Accounts receivable-trade, net of $30,000 allowance ......................................        49,752
     Other current assets .....................................................................        21,766
                                                                                                  -----------
               Total current assets ...........................................................        90,367

Investment in Image Dynamics LLC ..............................................................     2,531,982

Other assets:
     Deferred loan costs, net .................................................................       183,164
     Other, net ...............................................................................        41,730
                                                                                                  -----------
                                                                                                      224,894
                                                                                                  -----------
               Total assets...................................................................$     2,847,243
                                                                                                  ===========


                     LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Trade accounts payable...................................................................$       264,834
     Sales and use tax payable ................................................................       200,981
     Advances from Image Dynamics LLC .........................................................       336,987
     Other accrued liabilities ................................................................       366,777
                                                                                                  -----------
               Total current liabilities ......................................................     1,169,579

Commitments

Stockholders' equity:
     Preferred stock, $1 par value:
               100,000 shares authorized, zero issued .........................................          --
     Class A common stock, $.10 par value:
               20,000,000 shares authorized, 6,443,215 issued
               and outstanding ................................................................       644,321
     Class B common stock, $.01 par value:
               1,500,000 shares authorized, issued and outstanding ............................        15,000
     Additional paid-in-capital ...............................................................     8,123,123
     Accumulated deficit ......................................................................    (7,104,780)
                                                                                                  -----------
               Total stockholders' equity .....................................................     1,677,664
                                                                                                  -----------
               Total liabilities and stockholders' equity .....................................   $ 2,847,243
                                                                                                  ===========


                             See accompanying notes.

                                   IRATA, INC.
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                                    Three Months Ended
                                                                                        September 30,
                                                                                  -------------------------
                                                                                      1996          1997
                                                                                  -------------------------
Operating activities
     Net (loss)...................................................................  $ (365,125)   $(567,715)
     Adjustments to reconcile net loss to net cash provided (used) by  operating activities:
     Depreciation and amortization ...............................................     258,681      102,361
     Financing costs .............................................................      70,758       70,689
     Loss from minority interest in Image Dynamics LLC ...........................        --        100,000
     Other .......................................................................      57,903         --
     Net book value of booths sold ...............................................        --         14,403
     Changes in operating assets and liabilities:
     Accounts receivable--trade ..................................................      61,162      240,562
     Other current assets ........................................................     (75,294)      32,309
     Other assets.................................................................     (10,476)     (26,021)
     Accounts payable ............................................................        (990)    (349,723)
     Advances from Image Dynamics LLC ............................................        --        336,987
     Other accrued liabilities ...................................................     (99,773)     121,582
                                                                                     ---------    ---------
Net cash  provided (used) by operating activities ................................    (103,154)      75,434

Investing activities
     Purchases of property and equipment .........................................     (54,839)     (59,070)
                                                                                     ---------    ---------
Net cash used in investing activities ............................................     (54,839)     (59,070)
                                                                                     ---------    ---------

Net (decrease) increase in cash and cash equivalents .............................    (157,993)      16,364
Cash and cash equivalents at beginning of year ...................................     174,352        2,485
                                                                                     =========    =========
Cash and cash equivalents at end of period .......................................   $  16,359    $  18,849
                                                                                     =========    =========


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

   Statement of Cash Flows

     Supplemental disclosures of cash flow information are as follows:

                                                         1996     1997
                                                         ----     ----
        Interest paid................................... 65,200    --
        Taxes paid......................................  --       --
        Reduction of sales and use taxes payable........ 55,000    --

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

                                                        Estimated
                                                       Useful Life
                                                       -----------
            Booths...................................  5 to 7 Years
            Furniture, Fixtures and Equipment........  3 to 7 Years

     Components and hardware consist of parts used to construct and repair Booths. No depreciation is provided on new parts until they are installed into a Booth and that Booth is placed into service.

                                 IRATA, INC.
                  NOTES TO FINANCIAL STATEMENTS-(Continued)
                                  (Unaudited)

2. IMAGE DYNAMICS LLC

  General

    On August 1,1997, the Company signed an agreement to combine operations with Auto Photo Systems, Inc. ("APS") and form a new company, Image Dynamics LLC ("Image Dynamics"). The Company contributed all operating assets. The basis of the investment was the historical cost of assets contributed less long-term debt assumed by Image Dynamics. No gain or loss was recorded on the transaction. The following schedule details the components of the initial investment in Image
Dynamics:

                  Accounts receivable......................... $   107,000
                  Consumable inventory........................     188,700
                  Photo booths and other fixed assets, net....   3,711,600
                  Components and hardware.....................     644,200
                  Other assets, net...........................     284,400
                                                               -----------
                  Long-term debt including accrued interest...  (2,303,900)
                  Total investment............................ $ 2,632,000
                                                               ===========

   Accounting Method

     The Company has elected to report its minority interest in Image Dynamics under the equity method. Based on a valuation formula, the Company has included 26% of the net loss reported by Image Dynamics for the two months ended September 30, 1997 in its Statement of Operations for the three months ended September 30, 1997. The value of the investment account has been reduced accordingly. Audited financial statements of Image Dynamics will be prepared as of April 30, 1998 and for the nine month period then ended.

   Condensed Financial Statements of Image Dynamics

               Balance Sheet as September 30, 1997 (unaudited):
               ------------------------------------------------

               Current assets..................................   $   1,399,600
               Photo booths and other operating equipment......      18,913,400
               Other assets....................................       1,656,700
                                                                  -------------
               Total assets....................................   $  21,969,700
                                                                  =============

               Current liabilities.............................   $   1,168,000
               Long-term debt..................................      13,270,000
                                                                  -------------
               Total liabilities...............................      14,438,100
               Equity..........................................       7,531,600
                                                                  -------------
               Total liabilities and equity....................   $  21,969,700
                                                                  =============

                                  (Unaudited)


   Condensed Financial Statements of Image Dynamics (continued)

               Statement of operations for the two months ended September 30, 1997 (unaudited):
               --------------------------------------------------------------------------------

               Net revenue.....................................................   $ 3,737,900
               Gross profit....................................................       231,700
               Operating expenses..............................................       421,000
               Operating (loss)................................................      (189,300)
               Interest expense................................................       209,200
               Net (loss)......................................................      (398,400)

3. Stock Options

     On July 31, 1997, the Board of Directors granted 25,000 shares under the 1996 Stock Option Plan to an outside director at $.125 per share. The Board also reduced the exercise price for all outstanding options for current employees and directors to $.125 per share which was the market price at that date.


4. Executive Bonus

     On July 31, 1997, the Board of Directors awarded bonuses to the Company's president and chief financial officer in the amounts of $140,000 and $39,000, respectively. The president was granted the right to receive up to $100,000 of this bonus in Class A Common Stock and the chief financial officer up to $15,000 of this bonus in Class A Common Stock. The market price at this date, which was $.125 per share, will be used to compute the number of shares to be issued.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

     The following discussion and analysis should be read in conjunction with the Financial Statements and Notes thereto, and is qualified in its entirety by the foregoing and by other more detailed financial information appearing elsewhere.

     As of August 1, 1997, the operations of the Company were transferred to Image Dynamics and combined with the operations of Auto Photo Systems, Inc ("APS"). The president and chief financial officer of the Company assumed similar positions with Image Dynamics. Several key managers with APS, including regional operation managers and marketing personnel took positions with Image Dynamics. Two APS executives and the Executive Vice President of the Company resigned as of August 1, 1997. Image Dynamics currently has approximately 100 fulltime employees. The Company has closed its office in Houston and has relocated approximately 10 employees to the former APS manufacturing facility near Dallas which is now the corporate office and manufacturing facility for Image Dynamics. APS has closed its former corporate office in Tustin, California. Image Dynamics has regional support offices in California, Dallas, Florida, Chicago and New York City.

     During the first two months of operations, the management focused on consolidation of service routes and relocation of operations to Texas. The full benefit of cost reductions will not be achieved until later in the year. Image Dynamics' strategy is to reduce its site and route expenses by increasing the density of operating equipment. In this regard, management is investigating new equipment to complement photo booths.


RESULTS OF OPERATIONS

     The statement of operations for the 1997 period includes revenue and cost of services for the month of July 1997 only. For the months of August and September 1997 all revenue, related operating expenses and interest expense on long-term debt were recorded on the books of Image Dynamics. As a result, a comparison with the three month period ended September 30, 1996 for revenues, cost of booth services and selling general and administrative expenses is not meaningful.

     For the month of July 1997 the Company incurred a net loss of approximately $150,000. For the months of August and September 1997, the Company reported a loss of $100,000 representing its 26% interest in the results of Image Dynamics. The combined loss of appoximately $250,000 for the three months ended September 30, 1997 compares favorably to the net loss of $365,000 for the three months ended September 30, 1996. In addition to the loss from ongoing operations of $250,000 in 1997, the Company had non-recurring expenses of $180,000 in bonuses to executives and $70,000 in severance and other shutdown expenses for its Houston office. Lastly, the Company will continue to incur quarterly expenses of approximately $70,000 in amortization of financing costs and $20,000 for professional fees related to public company filing and reporting expenses.

LIQUIDITY AND CAPITAL RESOURCES.

     During September the Company received cash advances to settle all current obligations to creditors. A large percentage of the remaining obligations of the Company are not currently due or are disputed. The Company believes that Image Dynamics will continue to transfer funds to settle obligations when due.

                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                Irata, Inc.



                                                By:  /s/ Lance P. Wimmer
                                                     -------------------------
                                                     Lance P. Wimmer
                                                     President

Dated: November 19, 1997