Form 10QSB
period 1997-12-31
IRATA INC
filed 1998-02-17
CIK 889364

                    U. S. Securities and Exchange Commission

                             Washington, D.C. 20549


                                  FORM 10-QSB
(Mark One)
   [X]       QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURI-
                           TIES EXCHANGE ACT OF 1934
           For the quarterly period ended December 31, 1997

        [_]     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EX-
                                  CHANGE ACT
           For the transition period from             to

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


  Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X
                                                                       -
No
   -

  At February 11, 1998 there were 6,443,215 shares of Class A Common Stock, par value $0.10 per share, outstanding and 1,500,000 shares of Class B Common Stock, par value $0.01 per share, outstanding.

                                  IRATA, INC.

                              INDEX TO FORM 10-QSB

                    FOR THE QUARTER ENDED DECEMBER 31, 1997



Part I Financial Information (unaudited)

     Item 1. Financial Statements

          Statement of Operations............................................  2

          Balance Sheet......................................................  3

          Statement of Cash Flows............................................  4

          Notes to Financial Statements......................................  5


     Item 2. Management's Discussion and Analysis of Financial Condition and
       Results of Operations.................................................  8


Part II Other Information

Item 4. Submission of Matters to a Vote of Security Holders..................  9

Signatures...................................................................  9

                                    PART I

                             FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS



                                  IRATA, INC.
                           STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                               THREE MONTHS ENDED          SIX MONTHS ENDED
                                                  DECEMBER 31,                DECEMBER 31,
                                           -----------------------     -----------------------
                                             1996           1997         1996           1997
                                           -----------------------     -----------------------
Revenues:
   Booth Services.......................   $1,256,312                  $3,083,963   $  542,467
   Booth Sales..........................        7,500                       7,500       13,500
                                           ----------   ----------     ----------   ----------
Total revenues..........................    1,263,812            0      3,091,463      555,967
Cost of booth services:
   Site rent............................      482,527                   1,174,295      249,453
   Route labor..........................      151,610                     331,780       96,204
   Equipment depreciation...............      263,009                     510,304       91,445
   Consumables..........................      127,286                     316,371       56,183
   Other costs of service...............      156,729                     329,678        9,625
                                           ----------   ----------     ----------   ----------
Total cost of booth services............    1,181,161            0      2,662,428      502,910
Cost of booths sold.....................        7,454                       7,454       14,403
                                           ----------   ----------     ----------   ----------
Gross profit............................       75,197            0        421,581       38,654
Selling, general and administrative
 expenses:
   Salaries and wages...................      276,163       21,206        514,255      325,049
   Professional fees....................       55,671       10,832        251,683       27,714
   Insurance............................       49,277       11,439         69,410       37,977
   Other................................      158,835       20,683        275,293       75,836
   Depreciation and amortization........       13,755        4,756         25,139       15,672
                                           ----------   ----------     ----------   ----------
Total selling, general and
 administrative expenses................      553,701       68,916      1,135,780      482,248
                                           ----------   ----------     ----------   ----------
Operating (loss)........................     (478,504)     (68,916)      (714,199)    (443,594)
Other income (expense):
   Interest expense.....................      (67,920)                   (130,844)     (22,992)
   Financing costs......................      (72,404)     (65,553)      (140,246)    (136,242)
   Other, net...........................       32,270       89,560         33,606       90,204
                                           ----------   ----------     ----------   ----------
Total other income (expense)............     (108,054)      24,007       (237,484)     (69,030)
                                           ----------   ----------     ----------   ----------
(Loss) before minority interest in
 Image Dynamics LLC.....................     (586,558)     (44,909)      (951,683)    (512,624)
(Loss) from minority interest in
 Image Dynamics LLC.....................       --         (215,650)        --         (315,650)
                                           ----------   ----------     ----------   ----------
Net (loss)..............................   $ (586,558)  $ (260,559)    $ (951,683)  $ (828,274)
                                           ==========   ==========     ==========   ==========
Net loss per share......................   $    (0.12)  $    (0.04)    $    (0.26)  $    (0.13)
                                           ==========   ==========     ==========   ==========
Weighted average number of common
 shares outstanding.....................    4,694,344    6,443,215      3,622,208    6,443,215
                                           ==========   ==========     ==========   ==========





                            See accompanying notes

                                  IRATA, INC.
                                 BALANCE SHEET
                                  (UNAUDITED)

                                    ASSETS

                                                         DECEMBER 31,
                                                             1997
                                                         ------------
Current assets:
   Cash................................................  $        402
   Other current assets................................        80,420
                                                         ------------
         Total current assets..........................        80,822

Investment in Image Dynamics LLC.......................     2,316,332

Other assets:
   Deferred loan costs, net............................       117,611
   Other, net..........................................        36,974
                                                         ------------
                                                              154,585
                                                         ------------
         Total assets..................................  $  2,551,739
                                                         ============

                     LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Trade accounts payable..............................  $    269,574
   Sales and use tax payable...........................       150,981
   Advances from Image Dynamics LLC....................       435,712
   Other accrued liabilities...........................       278,367
                                                         ------------
         Total current liabilities.....................     1,134,634

Commitments

Stockholders' equity:
   Preferred stock, $1 par value:
         100,000 shares authorized, zero issued........            --
   Class A common stock, $.10 par value:
         20,000,000 shares authorized, 6,443,215
         issued and outstanding........................       644,321
   Class B common stock, $.01 par value:
         1,500,000 shares authorized, issued and
         outstanding...................................        15,000
   Additional paid-in-capital..........................     8,123,123
   Accumulated deficit.................................    (7,365,339)
                                                         ------------
         Total stockholders' equity....................     1,417,105
                                                         ------------
         Total liabilities and stockholders' equity....  $  2,551,739
                                                         ============


                            See accompanying notes.

                                  IRATA, INC.
                           STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                            SIX MONTHS ENDED
                                                              DECEMBER 31,
                                                        -----------------------
                                                          1996           1997
                                                        -----------------------
Operating activities
   Net (loss).........................................  $ (365,125) $ (828,274)
   Adjustments to reconcile net loss to net cash
        provided (used) by operating activities:
   Depreciation and amortization......................     258,681     107,117
   Financing costs....................................      70,758     136,242
   Loss from minority interest in Image Dynamics LLC..          --     315,650
   Other..............................................      57,903          --
   Net book value of booths sold......................          --      14,403
   Changes in operating assets and liabilities:
   Accounts receivable-trade..........................      61,162     284,541
   Other current assets...............................     (75,294)    (20,572)
   Other assets.......................................     (10,476)    (26,021)
   Accounts payable...................................        (990)   (344,983)
   Advances from Image Dynamics LLC...................          --     435,712
   Other accrued liabilities..........................     (99,773)    (16,828)
                                                        ----------  ----------
Net cash provided (used) by operating activities......    (103,154)     56,987

Investing activities
   Purchases of property and equipment................     (54,839)    (59,070)
                                                        ----------  ----------
Net cash used in investing activities.................     (54,839)    (59,070)
                                                        ----------  ----------

Net (decrease) increase in cash and cash equivalents..    (157,993)     (2,083)
Cash and cash equivalents at beginning of year........     174,352       2,485
                                                        ----------  ----------
Cash and cash equivalents at end of period............  $   16,359  $      402
                                                        ==========  ==========


                            See accompanying notes.

                                  IRATA, INC.
                         NOTES TO FINANCIAL STATEMENTS
                                  (UNAUDITED)


1. Organization and Summary of Significant Accounting Policies

   Organization

     IRATA, Inc. (the ''Company'') was incorporated March 20, 1992 under the laws of the State of Texas, for the purpose of acquiring and operating VIDEO FOTO booths (''Booths'') throughout the United States at shopping malls, theme parks, discount stores and other areas of high traffic. The Booths produce a black & white computer generated, laser printed image superimposed on a variety of background options.

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

   Statement of Cash Flows

     Supplemental disclosures of cash flow information are as follows:

                                                                                  1996        1997
                                                                                  ----        ----
                      Interest paid........................................     131,000        --
                      Taxes paid...........................................          --        --
                      Reduction of sales and use taxes payable.............      55,000        --

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

                                                                                   ESTIMATED
                                                                                   ---------
                                                                                  USEFUL LIFE
                                                                                  ----------
                      Booths.............................................        5 to 7 Years
                      Furniture, Fixtures and Equipment..................        3 to 7 Years

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


                     Accounts receivable..........................     $107,000
                     Consumable inventory.........................      188,700
                     Photo booths and other fixed assets, net.....    3,711,600
                     Components and hardware......................      644,200
                     Other assets, net............................      284,400
                     Long-term debt including accrued interest....   (2,303,900)
                                                                   -------------
                     Total investment.............................  $ 2,632,000
                                                                   =============

   Accounting Method

     The Company has elected to report its minority interest in Image Dynamics under the equity method. Based on a valuation formula, the Company has included 26% of the net loss reported by Image Dynamics for the five months ended December 31, 1997 in its Statement of Operations for the six months ended December 31, 1997. The value of the investment account has been reduced accordingly. Audited financial statements of Image Dynamics will be prepared as of April 30, 1998 and for the nine month period then ended.

   Condensed Financial Statements of Image Dynamics

      Balance Sheet as December 31, 1997:
      ----------------------------------
      Current assets................................      $ 1,618,500
      Photo booths and other operating equipment....       19,551,700
      Other assets..................................           86,500
                                                         -------------
      Total assets..................................      $21,256,700
                                                         =============

      Current liabilities...........................      $ 2,898,500
      Long-term debt................................       13,579,400
                                                         -------------
      Total liabilities.............................       16,477,900
      Equity........................................        4,778,000
                                                         -------------
      Total liabilities and equity..................      $21,256,700
                                                         =============

                                  (Unaudited)


   Condensed Financial Statements of Image Dynamics (continued)

      Statement of operations for the five months ended December 31, 1997:
      --------------------------------------------------------------------
      Net revenue....................................  $ 8,544,600
      Gross profit...................................      188,800
      Operating expenses.............................      919,500
      Operating (loss)...............................     (730,700)
      Interest expense...............................      483,400
      Net (loss).....................................   (1,214,000)


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

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS



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

  During the first five months of operations, the management focused on consolidation of service routes and relocation of operations to Texas. The full benefit of cost reductions will not be achieved until March 1998. Image Dynamics' strategy is to reduce its site and route expenses by increasing the density of operating equipment. In this regard, 50 new Print Club photo sticker machines were installed in late December 1997. In addition, 50 color video foto booths will be assembled and installed by April 1998. This new equipment should have a positive impact on the financial results of Image Dynamics.


RESULTS OF OPERATIONS

  The statement of operations for the 1997 period includes revenue and cost of services for the month of July 1997 only. For the months of August through December 1997 all revenue, related operating expenses and interest expense on long-term debt were recorded on the books of Image Dynamics. As a result, a comparison with the three month period and six month period ended December 31, 1996 for revenues, cost of booth services and selling general and administrative expenses is not meaningful.

  For the three months ended December 31, 1997, the Company incurred a net loss of $260,559. The loss before minority interest in Image Dynamics of $44,909 includes approximately $40,000 of non-recurring expenses including severance payments to terminated employees and rent on the closed Houston office of the Company. The loss was reduced by other income of approximately $80,000 resulting from a reduction in accruals for estimated sales tax and other obligations attributable to operations prior to the formation of Image Dynamics.


LIQUIDITY AND CAPITAL RESOURCES.

  During the three months ended December 31, 1997, the Company received cash advances of approximately $100,000 to settle current obligations to creditors.
A large percentage of the remaining obligations of the Company are not currently due or are disputed. The Company believes that Image Dynamics will continue to transfer funds to settle obligations when due.

                                    PART II

                               OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   On January 28, 1998, the Company held its Annual Meeting of Shareholders which was adjourned until February 4, 1998. The matters acted on at the meeting were:

   1 The election of three members of the Board of Directors, including Messrs. Lance P. Wimmer, John D. Higgins and Robert R. Salyard, to serve until the 1998 Annual Meeting of Shareholders and in each case until their respective successors are elected and qualified. Each nominee for director received a vote of 3,654,540 shares for, 195,558 shares withheld and no shares abstaining; and

   2 The approval of an amendment to the Company's Certificate of Incorporation to effect a one-for-six reverse stock split of the Class A Common Stock. The proposal received a vote of 3,498,074 shares for, 326,964 shares against and 25,060 shares abstaining; as a result of such vote, the proposal failed to achieve the required vote of two-thirds of the 6,443,215 shares outstanding and was not approved.



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

Dated: February 17, 1998