Form 10QSB
period 1998-03-31
IRATA INC
filed 1998-05-15
CIK 889364

                    U. S. Securities and Exchange Commission

                             Washington, D.C. 20549


                                   FORM 10-QSB
(Mark One)
   [X]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
         For the quarterly period ended March 31, 1998

   [ ]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
         For the transition period from                    to

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

     At May 11, 1998 there were 6,443,215 shares of Class A Common Stock, par value $0.10 per share, outstanding and 1,500,000 shares of Class B Common Stock, par value $0.01 per share, outstanding.

                                   IRATA, INC.

                              INDEX TO FORM 10-QSB

                      FOR THE QUARTER ENDED MARCH 31, 1998




Part I Financial Information (unaudited)

     Item 1. Financial Statements

          Statement of Operations.............................................................     2

          Balance Sheet.......................................................................     3

          Statement of Cash Flows.............................................................     4

          Notes to Financial Statements.......................................................     5


     Item 2.  Management's Discussion and Analysis of Financial Condition and Results of
        Operations............................................................................     8

Signatures....................................................................................     9

                                   IRATA, INC.
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                  THREE MONTHS ENDED                NINE MONTHS ENDED
                                                                       MARCH 31,                         MARCH 31,
                                                             ----------------------------      ----------------------------
                                                                 1997             1998             1997             1998
                                                             -----------      -----------      -----------      -----------
Revenues:
   Booth Services ......................................     $ 1,245,529                       $ 4,329,492      $   542,467
   Booth Sales .........................................           5,500                            13,000           13,500
                                                             -----------      -----------      -----------      -----------
Total revenues .........................................       1,251,029                0        4,342,492          555,967
Cost of booth services:
   Site rent ...........................................         500,326                         1,674,621          249,453
   Route labor .........................................         143,523                           475,303           96,204
   Equipment depreciation ..............................         264,107                           774,411           91,445
   Consumables .........................................         132,737                           449,108           56,183
   Other costs of service ..............................         172,060                           501,738            9,625
                                                             -----------      -----------      -----------      -----------
Total cost of booth services ...........................       1,212,753                0        3,875,181          502,910
Cost of booths sold ....................................           5,574                            13,028           14,403
                                                             -----------      -----------      -----------      -----------
Gross profit ...........................................          32,702                0          454,283           38,654
Selling, general and administrative expenses:
   Salaries and wages ..................................         273,370            6,000          787,625          331,049
   Professional fees ...................................          65,069            8,351          316,752           36,065
   Insurance ...........................................          37,987           17,004          107,397           54,981
   Other ...............................................         119,585            1,095          394,878           76,931
   Depreciation and amortization .......................          13,473            2,101           38,612           17,773
                                                             -----------      -----------      -----------      -----------
Total selling, general and administrative expenses .....         509,484           34,551        1,645,264          516,799
                                                             -----------      -----------      -----------      -----------
Operating (loss) .......................................        (476,782)         (34,551)      (1,190,981)        (478,145)
Other income (expense):
   Interest expense ....................................         (66,914)                         (197,758)         (22,992)
   Financing costs .....................................         (74,310)         (83,589)        (214,556)        (219,831)
   Other, net ..........................................         (13,123)           1,787           20,483           91,991
                                                             -----------      -----------      -----------      -----------
Total other income (expense) ...........................        (154,347)         (81,802)        (391,831)        (150,832)
                                                             -----------      -----------      -----------      -----------
(Loss) before minority interest in Image Dynamics LLC ..        (631,129)        (116,353)      (1,582,812)        (628,977)
(Loss) from minority interest in Image Dynamics LLC ....            --           (288,500)            --           (604,150)
                                                             -----------      -----------      -----------      -----------
Net (loss) .............................................     $  (631,129)     $  (404,853      $(1,582,812)     $(1,233,127)
                                                             ===========      ===========      ===========      ===========
Net loss per share .....................................     $     (0.10)     $     (0.06)     $     (0.35)     $     (0.19)
                                                             ===========      ===========      ===========      ===========

Weighted average number of common shares outstanding ...       6,421,369        6,443,215        4,555,261        6,443,215
                                                             ===========      ===========      ===========      ===========


                             See accompanying notes

                                   IRATA, INC.
                                  BALANCE SHEET
                                   (UNAUDITED)

                                     ASSETS

                                                                                    MARCH 31,
                                                                                      1998
                                                                                  -----------
Current assets:
    Cash .......................................................................  $     1,828
    Other current assets .......................................................       65,412
                                                                                  -----------
               Total current assets ............................................       67,240

Investment in Image Dynamics LLC ...............................................    2,064,045

Other assets:
    Deferred loan costs, net ...................................................       61,454
    Other, net .................................................................       34,873
                                                                                  -----------
                                                                                       96,327
                                                                                  ===========
               Total assets ....................................................  $ 2,227,612
                                                                                  ===========


                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Trade accounts payable .....................................................  $   260,655
    Sales and use tax payable ..................................................      147,727
    Advances from Image Dynamics LLC ...........................................      548,949
    Other accrued liabilities ..................................................      258,030
                                                                                  -----------
               Total current liabilities .......................................    1,215,361

Commitments

Stockholders' equity:
    Preferred stock, $1 par value:
               100,000 shares authorized, zero issued ..........................         --
    Class A common stock, $.10 par value:
               20,000,000 shares authorized, 6,443,215 issued and outstanding ..      644,321
    Class B common stock, $.01 par value:
               1,500,000 shares authorized, issued and outstanding .............       15,000
    Additional paid-in-capital .................................................    8,123,123
    Accumulated deficit ........................................................   (7,770,193)
                                                                                  -----------
               Total stockholders' equity ......................................    1,012,251
                                                                                  ===========
               Total liabilities and stockholders' equity ......................  $ 2,227,612
                                                                                  ===========



                             See accompanying notes.

                                   IRATA, INC.
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                     NINE MONTHS ENDED
                                                                         MARCH 31,
                                                               ----------------------------
                                                                   1997             1998
                                                               -----------      -----------
Operating activities
    Net (loss) ..............................................  $(1,582,812)     $(1,233,127)
    Adjustments to reconcile net loss to net cash provided
              (used) by operating activities:
    Depreciation and amortization ...........................      813,025          109,218
    Financing costs .........................................      214,556          219,831
    Loss from minority interest in Image Dynamics LLC .......         --            604,150
    Other ...................................................       98,339             --
    Net book value of booths sold ...........................       13,028           14,403
    Changes in operating assets and liabilities:
    Accounts receivable--trade ..............................       92,251          284,945
    Other current assets ....................................       (4,282)          (3,962)
    Other assets ............................................     (103,481)         (35,417)
    Accounts payable ........................................      (23,955)        (353,903)
    Advances from Image Dynamics LLC ........................         --            548,949
    Other accrued liabilities ...............................     (509,036)         (96,674)
                                                               -----------      -----------
Net cash  provided (used) by operating activities ...........     (992,367)          58,413

Investing activities
    Purchases of property and equipment .....................     (424,858)         (59,070)
                                                               -----------      -----------
Net cash used in investing activities .......................     (424,858)         (59,070)

Financing activities
    Proceeds from Private Placement, net ....................    1,253,721             --
                                                               -----------      -----------
                                                                 1,253,721             --
                                                               -----------      -----------

Net (decrease) increase in cash and cash equivalents ........     (163,504)            (657)
Cash and cash equivalents at beginning of year ..............      174,352            2,485
                                                               ===========      ===========
Cash and cash equivalents at end of period ..................  $    10,848      $    01,828
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

   Statement of Cash Flows

      Supplemental disclosures of cash flow information are as follows:


                                              1997      1998
                                              ----      ----
Interest paid .............................  197,800     --
Taxes paid ................................     --       --
Reduction of sales and use taxes payable ..   55,000     --

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

                                       ESTIMATED
                                      USEFUL LIFE
                                      -----------
Booths .............................  5 to 7 Years
Furniture, Fixtures and Equipment ..  3 to 7 Years

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

Accounts receivable .......................  $   107,000
Consumable inventory ......................      188,600
Photo booths and other fixed assets, net ..    3,711,600
Components and hardware ...................      644,200
Other assets, net .........................      284,400
Long-term debt ............................   (2,247,600)
                                             -----------
Total investment ..........................  $ 2,668,200
                                             ===========

   Accounting Method

     The Company has elected to report its minority interest in Image Dynamics under the equity method. Based on a valuation formula, the Company has included 26% of the net loss reported by Image Dynamics for the eight months ended March 31, 1998 in its Statement of Operations for the nine months ended March 31, 1998. The value of the investment account has been reduced accordingly. Audited financial statements of Image Dynamics will be prepared as of April 30, 1998 and for the nine month period then ended.

   Condensed Financial Statements of Image Dynamics

Balance Sheet as March 31, 1998:
--------------------------------
Current assets ..............................  $   845,600
Photo booths and other operating equipment ..   19,849,200
Other assets ................................       81,300
                                               -----------
Total assets ................................  $20,776,100
                                               ===========

Current liabilities .........................  $ 3,661,200
Long-term debt ..............................   14,273,800
                                               -----------
Total liabilities ...........................   17,935,000
Equity ......................................    2,841,100
                                               -----------
Total liabilities and equity ................  $20,776,100
                                               ===========

                                   (UNAUDITED)


   Condensed Financial Statements of Image Dynamics (continued)

Statement of operations for the eight months ended March 31, 1998:
------------------------------------------------------------------
Net revenue ................... $ 12,919,600
Gross profit ..................      (46,900)
Operating expenses ............    1,487,900
Operating (loss) ..............   (1,534,800)
Interest expense ..............      724,600
Net (loss) ....................   (2,329,400)

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

     The following discussion and analysis should be read in conjunction with the Financial Statements and Notes thereto, and is qualified in its entirety by the foregoing and by other more detailed financial information appearing elsewhere.

     As of August 1, 1997, the operations of the Company were transferred to Image Dynamics and combined with the operations of Auto Photo Systems, Inc ("APS"). The president and chief financial officer of the Company assumed similar positions with Image Dynamics. Several key managers with APS, including regional operation managers and marketing personnel took positions with Image Dynamics. Two APS executives and the Executive Vice President of the Company did not join Image Dynamics. Image Dynamics currently has approximately 100 fulltime employees. The Company has closed its office in Houston and has relocated approximately 10 employees to the former APS manufacturing facility near Dallas which is now the corporate office and manufacturing facility for Image Dynamics. APS has closed its former corporate office in Tustin, California. Image Dynamics has regional support offices in California, Dallas, Florida, Chicago and New York City.

     During the first eight months of operations, the management focused on consolidation of service routes and relocation of operations to Texas. Because of severance payments and certain other non-recurring cost the full benefit of major cost reductions was not achieved until March 1998. Image Dynamics' strategy is to reduce its site and route expenses by increasing the density of and upgrading operating equipment. In this regard, 130 photo sticker machines were installed in late December 1997. In addition, 50 color video foto booths were installed in March and April 1998. This new equipment should have a positive impact on the financial results of Image Dynamics.


RESULTS OF OPERATIONS

     The statement of operations for the 1998 period includes revenue and cost of services for the month of July 1997 only. For the months of August 1997 through March 1998 all revenue, related operating expenses and interest expense on long-term debt were recorded on the books of Image Dynamics. As a result, a comparison with the nine month period ended March 31, 1997 for revenues, cost of booth services and selling general and administrative expenses is not meaningful.

     For the three months ended March 31, 1998, Image Dynamics incurred a net loss of approximately $1,100,000. This loss was primarily caused by a 10% decline in revenues as a result of fewer operating booths from the same period in 1997. In April 1998 Image Dynamics implemented a plan to increase the number of operating booths through the installation of new and refurbished photo booths at mall locations. Revenue from these new installations and from seasonal theme parks is expected to significantly reduce the loss for the three months ended June 30, 1998.

LIQUIDITY AND CAPITAL RESOURCES.

     During the three months ended March 31, 1998, the Company received cash advances from Image Dynamics of approximately $60,000 to settle obligations. Until Image Dynamics achieves profitability, no significant amount of funds will be available to the Company.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                              IRATA, INC.



                                              BY:     /s/ LANCE P. WIMMER
                                                 -------------------------------
                                                        Lance P. Wimmer
                                                           President

Dated: May 15, 1998

                               INDEX TO EXHIBITS

EXHIBIT
NUMBER         DESCRIPTION
-------        -----------
  27           Financial Data Schedule